Form 10QSB
period 2002-03-31
APOLLO HOLDINGS INC
filed 2002-06-26
CIK 944020

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 2002
                                    ----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For  the transition period from                  to
                                      ---------------    ----------------

     Commission file number  333-58744
                             ---------

APOLLO HOLDINGS, INC.
---------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                                13-4171971
--------                                                ----------
(State or other jurisdiction of incorporation or        (IRS Employer
          organization)                                 Identification No.)

1574 Gulf Road, # 130, Point Roberts, WA 98281-9007
---------------------------------------------------
(Address of principal executive offices)

(604) 687-4432
--------------
(Issuer's Telephone Number)

999 Third Avenue, Suite 3800, Seattle, WA 98104-4023
----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.

YES  [X]  NO  [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check, whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

YES  [ ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares of Common Stock were
                                           ---------
outstanding  as  of  March 31, 2002.
                     --------------

Transitional Small Business Disclosure Format (check one);

YES  [ ]  NO  [X]

                              APOLLO HOLDINGS, INC.

This quarterly report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Part 1 - Financial Information - Item 1. "Financial Statements", Item 2. "Management's Discussion and Analysis or Plan of Operation".

The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such statements, may not apply to this Report.


                                      INDEX

                                                              Page No.
PART I.  Financial Information

Item 1.  Financial Statements
         Consolidated Balance Sheets --                              3
         March 31, 2002 and December 31, 2001

         Consolidated Statements of Operations --                    4
         Three-Months Ended March 31, 2002

         Consolidated Statements of Cash Flows --                    5
         Three-Months Ended March 31, 2002

         Notes to Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               8

PART II. Other Information

Item 1.  Legal Proceedings                                          10

Item 2.  Changes in Securities                                      10

Item 3.  Defaults Upon Senior Securities                            10

Item 4.  Submission of Matters to A Vote of Security Holders        10

Item 5.  Other Information                                          10

Item 6.  Exhibits and Reports on Form 8-K                           10

Signatures                                                          10

APOLLO  HOLDINGS,  INC  &  SUBSIDIARY
(A  development  stage  enterprise)


Consolidated Balance Sheets
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------
                                                            March 31     December 31
                                                              2002          2001
-------------------------------------------------------------------------------------
                                                          (unaudited)
ASSETS
Current
     Cash and equivalents                                 $     5,779   $      3,178
-------------------------------------------------------------------------------------
Total current assets                                      $     5,779   $      3,178
-------------------------------------------------------------------------------------

LIABILITIES

Current
     Accounts payable and accrued liabilities             $    16,147   $     49,694
-------------------------------------------------------------------------------------
Total current liabilities                                      16,147         49,694
-------------------------------------------------------------------------------------

Stockholders' Deficiency,
     Share Capital
          Authorized
              50,000,000 common shares, with par value $0.0001 each
          Issued
              4,000,000 common shares (2001 - 4,000,000)          400            400
Additional paid-in capital                                     19,600         19,600
Share subscriptions                                            47,222              -
Deficit accumulated during the development stage              (77,590)       (66,516)
-------------------------------------------------------------------------------------
Total stockholders' equity                                    (10,368)       (46,516)
-------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $     5,779   $      3,178
=====================================================================================

The accompanying notes are an integral part of these financial statements

APOLLO HOLDINGS, INC & SUBSIDIARY
(A development stage enterprise)


Consolidated Statements of Operations           November 12
(unaudited)                                 1999 (inception)    Three Months    Three Months
(Expressed in U.S. Dollars)                              to            ended           ended
                                                   March 31         March 31        March 31
                                                       2002             2002            2001
---------------------------------------------------------------------------------------------

General and administrative expenses
  Interest and bank charges                 $            183   $          55   $           -
  Office and miscellaneous                            12,818           7,630               -
  Professional fees - legal and audit                 56,589           3,389          19,176
  Salaries and consulting fees                         8,000               -               -
---------------------------------------------------------------------------------------------
Net (loss) for the period                            (77,590)        (11,074)        (19,176)
=============================================================================================

(Loss) per share, basic and diluted                            $       (0.00)  $       (0.00)
=============================================================================================

Weighted average number of
    common shares outstanding                                      4,000,000       4,000,000
=============================================================================================

APOLLO HOLDINGS, INC &  UBSIDIARY
(A development stage enterprise)


                                                       November 12
Consolidated Statements of Cash Flows              1999 (inception)    Three Months    Three Months
(Unaudited)                                                      to           Ended           Ended
(Expressed in U.S. Dollars)                                March 31        March 31        March 31
                                                               2002            2002            2001
----------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Net (loss) for the period                        $        (77,590)  $     (11,074)  $     (19,176)
Changes in non-cash working capital
      Accounts payable and accrued liabilities               16,147         (33,547)         19,176
----------------------------------------------------------------------------------------------------

                                                            (61,443)        (44,621)              -
----------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock
     and stock subscription receipts                         67,222          47,222               -
----------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents              5,779           2,601               -
Cash and cash equivalents, beginning of period                    -           3,178          11,000
----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period           $          5,779   $       5,779   $      11,000
====================================================================================================

The accompanying notes are an integral part of these financial statements

     Notes to Interim Consolidated Financial Statements (Unaudited)
     --------------------------------------------------------------

1.   Nature  of  Business  and  Continuance  of  Operations

     The Company was formed on November 12, 1999 under the laws of the State of Delaware. The Company, a development stage enterprise, intends to engage in the development of a web based, Business-to-Business, Intellectual Property Exchange and associated businesses and has an office located in Vancouver, British Columbia, Canada.

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plans in this regard are to raise equity financing as required.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

     The  Company  has  not  generated  any  operating  revenues  to  date.

2.   Basis  of  Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiary Power2Search, Inc. All inter-company transactions and balances have been eliminated. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Apollo Holdings, Inc. audited financial statements for the year ended December 31, 2001 should be reviewed in connection with these condensed consolidated financial statements.

3.   Significant  Accounting  Policies

     (a)  Accounting  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

     (b)  Stock-Based  Compensation

          The  Company  applies  Accounting Principles Board ("APB") Opinion No.
          25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock option plans. Under APB No. 25, compensation cost is recognized for stock options granted at prices below the market price of the underlying common stock on the date of grant.

          SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

     (c)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended
          March  31,  2002  and  December  31,  2001.

     (d)  Fair  Value  of  Financial  Instruments

          The respective carrying value of cash equivalents approximated its fair value due to its short-term nature. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

     (e)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

          Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

     (f)  Income  Taxes

          The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carry amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     (g)  Loss  Per  Share

          Loss per share is computed using the weighted average number of shares outstanding during the year. Effective for the year ended December 31, 1999, the Company adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(4)  Acquisition  of  Power2search,  Inc.  (formerly  Net  Tech  Europe  Inc.)

     The Company acquired a 100% ownership interest in Power2search, Inc. (formerly Net Tech Europe Inc.) on February 20, 2001 for $450. The acquisition of Power2search, Inc. was accounted for by using the purchase method of accounting. There were no assets and liabilities in Power2search, Inc. (formerly Net Tech Europe Inc.) at the date of acquisition, year ended December 31, 2001 and for the three months ended March 31, 2002.

(5)  Share  subscriptions

     On January 7, 2002, the Company received notice from the U.S. Securities Exchange Commission that its registration statement on form SB-2 had been made effective pursuant to Section 8(a) of the Securities act of 1933. The SB-2 registration statement will register the securities offered by the Company in its initial public offering ("IPO"). The IPO is offering a maximum of 1,000,000 units and a minimum of 500,000 units, each unit consists of one share of common Stock and one Series A warrant at an offering price of $0.20 per unit. Each Series A warrant may be exercised by the holder to purchase one share of common Stock at an exercise price of $0.40 per share for a period of 12 months from the date of issuance of the warrant. The warrants are redeemable by the Company on 30 days notice at a price of $0.001 per warrant. The proceeds from the sale of the units in this offering will be utilized to develop the Intellectual Property
     Exchange  and  for  the  general  expansion  of  the  business.

(6)  Related  Party  Transactions

     Included in accounts payable and accrued liabilities is $7,823 (2001 - $0) due to a director and a corporation controlled by a director of the Company.

--------------------------------------------------------------------------------


ITEM 2.    MANAGEMENT'S'  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

(A)  General

     The Company, a development stage enterprise, is in the process of developing a web based, Business-to-Business, Intellectual Property Exchange and associated businesses. The Company was incorporated under the laws of the State of Delaware on November 12, 1999.

     This document contains numerous forward-looking statements relating to the Company's business. The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations, those of our sole director and officer with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, (iii) the Internet and Internet commerce and (iv) our financing plans. Although we believe that the expectations reflected in the forward-looking statement are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

(B) Significant developments during the three-month period ended March 31, 2002.

     The Company is in the early stage of implementing its business model, which is the development of its web based, Business-to-Business, Intellectual Property Exchange and associated businesses.

     The Company offered securities pursuant to an SB-2 Registration Statement between January 7, 2002 and May 7, 2002. The securities were offered pursuant to Rule 415 of the Securities Act of 199, as amended. Each unit consists of (i) one share of common stock and (ii) one stock purchase warrant. Each Series A warrant may be exercised by the holder to purchase one share of common Stock at an exercise price of $0.40 per share for a period of 12 months from the date of issuance of the warrant. The warrants are redeemable by the Company on 30 days notice at a price of $0.001 per warrant. During the redemption period the warrants may still be exercised provided that written notice is received by the Company on or prior to the last day of the redemption period.

     In May 2002 the Company completed its initial public offering of securities. The completed offering consisted of the issuance of 781,108 units at a price of $0.20 per unit for aggregate consideration of $156,221.60.

     The units were offered directly by Mr. David Jenkins, the Company's sole officer and director. No compensation was paid to Mr. Jenkins in connection with the offer and sale of the units.

(C)  Financial  Information

     Three-Months Ended March 31, 2002 versus Three-Months Ended March 31, 2001

     Financing:

     The Company did not issue any shares during the three months ended March 31, 2002 (2001 - 0). During the three months ended March 31, 2002 the Company received share subscription proceeds of $47,222 from the SB-2 initial public offering (2001 - $0).

     Net  Loss:

     For the three-months ended March 31, 2002 the Company recorded a net loss of $11,074 or $0.00 per share, compared to a net loss of $19,176 or $0.00 per share in 2001.

     Revenues:

     The Company had no operating revenues for the three-month period ended March 31, 2002 (2001 - $0).

     Costs  and  Expenses:

     General and administrative expenses - For the three-months ended March 31, 2002 the Company recorded general and administrative expenses of $7,630 compared to $0 in 2001.

     Professional fees - accounting and legal - For the three-months ended March 31, 2002 the Company recorded legal fees of $3,124 (2001 - $15,676). For the three-months ended March 31, 2002 the Company recorded accounting fees of $265 (2001 - $3,500).

(D)  Financial  Condition  and  liquidity

     At March 31, 2002, the Company had cash of $5,779 (2001 - $11,000) and a working capital deficiency of $10,368 (2001 working capital deficiency - $8,176) respectively. Total liabilities as of March 31, 2002 were $16,147 (2001 - $19,176) a decrease of $3,029.

     Net cash used in operating activities during the three-month period ended March 31, 2002 was $11,074 (2001 - $19,176). Financing activities during the three-month period ended March 31, 2002 consisted of stock subscription receipts of $47,222 (2001 - $0).

     The Company does not have sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2002; and (ii) develop the exchange's trading platform and infrastructure. The Company has no history of earnings or cash flow from its operations.
     Without cash flow from operations, the Company will need to obtain additional funds, through private placement equity offerings and/or debt borrowing in order, if warranted, for the development and maintenance of our exchange forum. Failure to obtain such additional financing may result in our failure to develop the exchange's trading platform and infrastructure. We have no agreements or understandings with any person as to such additional financing.

     The Company has not declared or paid a cash dividend on its shares since incorporation and does not anticipate doing so in the foreseeable future.

                         PART 11.     OTHER INFORMATION


ITEM 1.   Legal Proceedings

          The Company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.

ITEM 2.   Changes in Securities

          None.

ITEM 3.   Defaults  Upon  Senior  Securities

          Not  Applicable

ITEM 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

          Not  Applicable

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

3.1     Certificate  of  Incorporation*
3.2     By-Laws*
------
* Previously  Filed

(b)  Reports  on  Form  8-K

     None

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:  June 25, 2002                              BY:  /s/  David Jenkins
       -------------                                   ------------------
                                                       David Jenkins
                                                       Director and President