Form 10QSB
period 2002-06-30
APOLLO HOLDINGS INC
filed 2002-07-15
CIK 944020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 2002
                                    ---------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from _ _ _ _ _ _ _ _ _ _  to _ _ _ _ _ _ _ _ _ _

     Commission  file  number  333-58744
                               ---------

APOLLO HOLDINGS, INC.
---------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                                    13-4171971
--------                                                    --------------------
(State or other jurisdiction of incorporation or            (IRS Employer
         organization)                                      Identification No.)


880 Taylor Creek Drive, Ottawa, Ontario, Canada K1C 1T1
---------------------------------------------------------------
(Address of principal executive offices)

(613) 841-1587
---------------------------------------------------------------
(Issuer's Telephone Number)

1574 Gulf Road, # 130, Point Roberts, WA 98281-9007
---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

YES  [ ]  NO  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,781,108 shares of Common Stock were
                                           ---------
outstanding as of June 30, 2002.
                  -------------

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

                                      INDEX


                                                                    Page No.
PART I.  Financial Information

Item 1.  Financial Statements
         Consolidated Balance Sheets --                                    3
         June 30, 2002 and December 31, 2001

         Consolidated Statements of Operations --                          4
         Six month period ended June 30, 2002

         Consolidated Statements of Cash Flows --                          5
         Six month period ended June 30, 2002

         Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8

PART II. Other Information

Item 1.  Legal Proceedings                                                10

Item 2.  Changes in Securities                                            10

Item 3.  Defaults Upon Senior Securities                                  10

Item 4.  Submission of Matters to A Vote of Security Holders              10

Item 5.  Other Information                                                10

Item 6.  Exhibits and Reports on Form 8-K                                 10

Signatures                                                                11

APOLLO HOLDINGS, INC & SUBSIDIARY
(A development stage enterprise)

Consolidated Balance Sheets
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------
                                                                         June 30      December 31
                                                                           2002          2001
--------------------------------------------------------------------------------------------------
                                                                       (unaudited)
ASSETS
Current
   Cash and equivalents                                                $    55,779   $      3,178
   Receivables                                                               1,251              -
   Loan receivables                                                          6,255              -
   Prepaid expenses                                                          1,297              -
--------------------------------------------------------------------------------------------------
Total current assets                                                        64,582          3,178

Fixed assets                                                                 8,019              -
--------------------------------------------------------------------------------------------------
Total assets                                                           $    72,601   $      3,178
==================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                          $       132   $     49,694
--------------------------------------------------------------------------------------------------
Total liabilities                                                              132         49,694
--------------------------------------------------------------------------------------------------

Stockholders' Deficiency,
     Share Capital
          Authorized
               50,000,000 common shares, with par value $0.0001 each
          Issued
              4,781,108 common shares (2001 - 4,000,000)                       478            400
Additional paid-in capital                                                 175,743         19,600
Deficit accumulated during the development stage                          (103,752)       (66,516)
--------------------------------------------------------------------------------------------------
Stockholders' equity                                                        72,469        (46,516)
--------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                             $    72,601   $      3,178
==================================================================================================

The accompanying notes are an integral part of these financial statements

APOLLO HOLDINGS, INC & SUBSIDIARY
(A development stage enterprise)


Consolidated Statements of Operations            November 12        Three        Three         Six          Six
(unaudited)                                   1999 (inception)     months       months       months       Months
(Expressed in U.S. Dollars)                          to             ended        ended        ended        Ended
                                                   June 30         June 30      June 30      June 30      June 30
                                                    2002            2002         2001         2002         2001
-------------------------------------------------------------------------------------------------------------------

General and administrative expenses
  Depreciation and amortization               $            349   $      349   $        -   $      349   $        -
  Interest, bank charges and foreign exchange              375          192            -          247            -
  Administrative and general                            21,640        8,822        1,023       16,452        1,023
  Professional fees - accounting and legal              57,978        1,389        4,278        4,778       23,454
  Salaries and consulting fees                          23,410       15,410            -       15,410            -
-------------------------------------------------------------------------------------------------------------------
Net (loss) for the period                             (103,752)     (26,162)      (5,301)     (37,236)     (24,477)
-------------------------------------------------------------------------------------------------------------------

(Loss) per share, basic and diluted                              $    (0.01)  $    (0.00)  $    (0.01)  $    (0.01)
-------------------------------------------------------------------------------------------------------------------

Weighted average number of
  common shares outstanding
  - basic and diluted                                             4,234,332    4,000,000    4,234,332    4,000,000
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

APOLLO HOLDINGS, INC & SUBSIDIARY
(A development stage enterprise)


                                                      November 12
Consolidated Statements of Cash Flows              1999 (inception)    Six Months    Six Months
(Unaudited)                                               to             Ended         Ended
(Expressed in U.S. Dollars)                             June 30         June 30       June 30
                                                         2002             2002          2001
------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Net (loss) for the period                        $       (103,752)  $   (37,236)  $   (24,477)
    Adjustments to reconcile net loss to net
      cash used in operating activities
      -depreciation and amortization                            349           349             -
                                                   ---------------------------------------------
                                                           (103,403)      (36,887)      (24,477)
    Changes in non-cash working capital
      -decrease (increase) in receivables                    (7,506)       (7,506)            -
      -decrease (increase) in other assets                   (1,297)       (1,297)            -
      -(decrease) increase in accounts payable                  132       (49,562)       22,733
------------------------------------------------------------------------------------------------
                                                           (112,074)      (95,252)       (1,744)
------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Additions to equipment                                    (8,368)       (8,368)            -
------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Proceeds from issuance of common stock
      and stock subscription receipts                       176,221       156,221             -
------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents             55,779        52,601        (1,744)
Cash and cash equivalents, beginning of period                    -         3,178        11,000
------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period           $         55,779   $    55,779   $     9,256
================================================================================================

The accompanying notes are an integral part of these financial statements

Notes  to  Interim  Consolidated  Financial  Statements  (Unaudited)
--------------------------------------------------------------------

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

2.   Basis  of  Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiary Power2Search, Inc. All inter-company transactions and balances have been eliminated. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

     (c)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended June 30, 2002 and December 31, 2001.

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

(4)  Common  shares  outstanding

     As at June 30, 2002, the Corporation's authorized capital stock consists of 50,000,000 common shares with a par value of $0.0001 per share. There were 4,781,108 common shares issued and outstanding at June 30, 2002.

     On January 7, 2002, the Company received notice from the U.S. Securities Exchange Commission that its registration statement on form SB-2 had been made effective pursuant to Section 8(a) of the Securities act of 1933. The SB-2 registration statement will register the securities offered by the Company in its initial public offering ("IPO"). The IPO offered a maximum of 1,000,000 units and a minimum of 500,000 units, each unit consists of one share of common Stock and one Series A warrant at an offering price of $0.20 per unit.

     On May 7, 2002 the Company completed the offering with the issuance of 781,108 units at a price of $0.20 per unit for aggregate consideration of $156,221.60.

(5)  Warrants  outstanding

     There  were  781,108  warrants  outstanding  at  June  30,  2002.

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

(B)  Significant  developments  during the six month period ended June 30, 2002.

     Apollo Holdings, Inc. has recently acquired a complementary license to our existing business. The Company is currently in the early stage of implementing its business model, the development of a web based, Business-to-Business, Intellectual Property Exchange and associated businesses.

     On April 5, 2002, the Company's wholly owned subsidiary, Power2Search, Inc. entered into a Software Product Licence Agreement and a Service Partner Agreement with Envisional Ltd., a privately held technology development company headquartered in Westbrook Centre, Milton Road, Cambridge, United Kingdom. The Company was granted a perpetual, non-exclusive licence for to use Envisional's proprietary software technology in the geographical territories of Canada and the United States. The software licence covers a portfolio of technology based on a unique and sophisticated rule-based language that allows users to precisely specify information search requirements in on-line environments.

     As consideration for this licence, Power2Search, Inc. paid Envisional Ltd. the sum of 1 and has agreed to share a portion of its gross revenue from business software sales and subscription services, based on Envisional's standard pricing, (excluding sales taxes,) for each twelve-month period from the date of appointment as follows: (i) Gross Revenue to Canadian $1 million, 50% to Power 2Search, Inc. and 50% to Envisional Ltd., (ii) Gross revenue Canadian $1 million to Canadian 1.5 million, 70% to Power2Search, Inc. and 30% to Envisional Ltd. (iii) Gross revenue over Canadian $1.5 million, 80% to Power2Search, Inc and 20% to Envisional Ltd.

     In May 2002 the Company completed its initial public offering of securities with the issuance of 781,108 units at a price of $0.20 per unit for aggregate consideration of $156,221.60. The securities were offered pursuant to an SB-2 Registration Statement between January 7, 2002 and May 7, 2002. The units were offered directly by Mr. David Jenkins, the Company's sole officer and director. No compensation was paid to Mr. Jenkins in connection with the offer and sale of the units. The securities were offered pursuant to Rule 415 of the Securities Act of 199, as amended. Each unit consisted of (i) one share of common stock and (ii) one stock purchase warrant. Each Series A warrant may be exercised by the holder to purchase one share of common Stock at an exercise price of $0.40 per share for a period of 12 months from the date of issuance of the warrant. The warrants are redeemable by the Company on 30 days notice at a price of $0.001 per warrant. During the redemption period the warrants may still be exercised provided that written notice is received by the Company on or prior to the last day of the redemption period.

     During June 2002 to further implement our business strategies we established a sales and technical office in Ottawa, Canada and have installed computer and telecommunication equipment at that office to support our web based businesses. In addition, we have hired eight individuals whose responsibilities include computer software programming, hardware technical support, legal, management and sales.

(C)  Financial  Information

     Six month period ended June 30, 2002 versus six month period ended June 30, 2001

     Financing:

     The Company issued 781,108 common shares during the six month period ended June 30, 2002 (2001 - 0) for aggregate proceeds of $156,221 (2001 - $0).

     Net Loss:

     For the six month period ended June 30, 2002 the Company recorded a net loss of $37,236 or $0.01 per share, compared to a net loss of $24,477 or $0.01 per share in 2001.

     Revenues:

     The Company had no operating revenues for the six month period ended June 30, 2002 (2001 - $0).

     Costs  and  Expenses:

     General and administrative expenses - For the six month period ended June 30, 2002 the Company recorded general and administrative expenses of $16,452 compared to $1,023 in 2001.

     Professional fees - accounting and legal - For the six month period ended June 30, 2002 the Company recorded legal fees of $4,513 (2001 - $19,954). For the six month period ended June 30, 2002 the Company recorded accounting fees of $265 (2001 - $3,500).

(D)  Financial  Condition  and  liquidity

     At June 30, 2002, the Company had cash of $55,779 (2001 - $9,256) and working capital of $64,450 (2001 working capital deficiency - $13,477) respectively. Total liabilities as of June 30, 2002 were $132 (2001 - $22,733) a decrease of $22,601.

     Net cash used in operating activities during the six month period ended June 30, 2002 was $36,887 (2001 - $24,477). Investing activities during the six month period ended June 30, 2002 consisted of additions to fixed assets of $8,368 (2001 - $0). Financing activities during the six month period ended June 30, 2002 consisted of proceeds from the issuance of 781,108 units for an aggregate consideration of $156,221 (2001 - $0).

     The Company does not have sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2002; and (ii) continue the development of specialized products and subscription services. The Company has no history of earnings or cash flow from its operations. Without cash flow from operations, the Company will need to obtain additional funds, through private placement equity offerings and/or debt borrowing. Failure to obtain such additional financing may result in our failure to develop the Company's infrastructure, products and services. We have no agreements or understandings with any person as to such additional financing.

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

          None.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits:

          3.1     Certificate  of  Incorporation*
          3.2     By-Laws*
          ------
          *    Previously  Filed


          (b)  Reports  on  Form  8-K:

               July  11,  2002  *
          ------
          *    Previously  Filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:   July 12, 2002
        -------------
                                                 BY:  /s/  David  Jenkins
                                                      -------------------
                                                      David Jenkins
                                                      President and Director