Form 10QSB
period 2002-09-30
APOLLO HOLDINGS INC
filed 2002-11-06
CIK 944020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended September 30, 2002
                                    ------------------

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


880 Taylor Creek Drive, Ottawa, Ontario, Canada K1C 1T1
-------------------------------------------------------
(Address of principal executive offices)

(613) 841-1587
-----------------------------------------------------
(Issuer's Telephone Number)


--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

YES  [ ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,782,108 shares of Common Stock were
                                           ---------
outstanding  as  of  September 30, 2002.
                     ------------------

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


                                      INDEX

                                                                        Page No.
PART I.     Financial Information

Item 1.     Financial Statements
            Consolidated Balance Sheets --                                    3
            September 30, 2002 and December 31, 2001

            Consolidated Statements of Operations --                          4
            Nine month period ended September 30, 2002

            Consolidated Statements of Cash Flows --                          5
            Nine month period ended September 30, 2002

            Notes to Consolidated Financial Statements                        6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     8

PART II.    Other Information

Item 1.     Legal Proceedings                                                10

Item 2.     Changes in Securities                                            10

Item 3.     Defaults Upon Senior Securities                                  10

Item 4.     Submission of Matters to A Vote of Security Holders              10

Item 5.     Other Information                                                10

Item 6.     Exhibits and Reports on Form 8-K                                 10

Signatures                                                                   10

APOLLO HOLDINGS, INC & SUBSIDIARY
(A development stage enterprise)

Consolidated Balance Sheets
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------
                                                                   September 30    December 31
                                                                           2002           2001
-----------------------------------------------------------------------------------------------
                                                                    (Unaudited)
ASSETS
Current
    Cash  and equivalents                                         $       5,529   $      3,178
    Receivables                                                               -              -
    Loan receivables                                                     16,897              -
    Prepaid expenses                                                      2,580              -
-----------------------------------------------------------------------------------------------
Total current assets                                                     25,006          3,178

Fixed assets                                                              7,496              -
-----------------------------------------------------------------------------------------------
Total assets                                                      $      32,502   $      3,178
-----------------------------------------------------------------------------------------------

LIABILITIES

Current
    Accounts payable and accrued liabilities                      $       2,876   $     49,694
-----------------------------------------------------------------------------------------------
Total liabilities                                                         2,876         49,694
-----------------------------------------------------------------------------------------------

Stockholders' Deficiency,
    Share Capital
        Authorized
            50,000,000 common shares, with par value $0.0001
each
        Issued
            4,782,108 common shares (2001 - 4,000,000)                      478            400
Additional paid-in capital                                              175,943         19,600
Deficit accumulated during the development stage                       (146,795)       (66,516)
-----------------------------------------------------------------------------------------------
Stockholders' equity                                                     29,626        (46,516)
-----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                        $      32,502   $      3,178
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

APOLLO HOLDINGS, INC & SUBSIDIARY
(A development stage enterprise)

Consolidated Statements of Operations                November 12            Three           Three            Nine            Nine
(Unaudited)                                      1999 (inception)          months          months          months          months
(Expressed in U.S. Dollars)                                   to            ended           ended           ended           ended
                                                    September 30     September 30    September 30    September 30    September 30
                                                            2002             2002            2001            2002            2001
----------------------------------------------------------------------------------------------------------------------------------

General and administrative expenses
  Depreciation and amortization                  $            872   $         523   $           -   $         872   $           -
  Interest, bank charges and foreign exchange               1,255             880              44           1,127              44
  Administrative and general                               30,808           9,168           2,730          25,620           3,753
  Professional fees - accounting and legal                 66,653           8,675           2,552          13,453          26,006
  Salaries and consulting fees                             47,207          23,797             500          39,207             500
----------------------------------------------------------------------------------------------------------------------------------

Net (loss) for the period                                (146,795)        (43,043)         (5,826)        (80,279)        (30,303)
----------------------------------------------------------------------------------------------------------------------------------

(Loss) per share, basic and diluted                                 $       (0.01)  $       (0.00)  $       (0.02)  $       (0.01)
----------------------------------------------------------------------------------------------------------------------------------

Weighted average number of
  common shares outstanding
  - basic and diluted                                                   4,419,808       4,000,000       4,419,808       4,000,000
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

APOLLO HOLDINGS, INC & SUBSIDIARY
(A development stage enterprise)
                                                        November 12
Consolidated Statements of Cash Flows               1999 (inception)     Nine Months     Nine Months
(Unaudited)                                                      to            Ended           Ended
(Expressed in U.S. Dollars)                            September 30     September 30    September 30
                                                               2002             2002            2001
-----------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Net (loss) for the period                         $       (146,795)  $     (80,279)  $     (30,303)
    Adjustments to reconcile net loss to net
      cash used in operating activities
      -depreciation and amortization                             872             872               -
                                                    -------------------------------------------------
                                                            (145,923)        (79,407)        (30,303)
    Changes in non-cash working capital
      -decrease (increase) in receivables                    (16,897)        (16,897)              -
      -decrease (increase) in other assets                    (2,580)         (2,580)              -
      -(decrease) increase in accounts payable                 2,876         (46,818)         23,019
-----------------------------------------------------------------------------------------------------

                                                            (162,524)       (145,702)         (7,284)
-----------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Additions to equipment                                      (8,368)         (8,368)              -
-----------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock
    and stock subscription receipts                          176,421         156,421               -
-----------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents               5,529           2,351          (7,284)
Cash and cash equivalents, beginning of period                     -           3,178          11,000
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period            $          5,529   $       5,529   $       3,716
-----------------------------------------------------------------------------------------------------

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

2.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiary Power2Search, Inc. All inter-company transactions and balances have been eliminated. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

     (c)  Advertising Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended September 30, 2002 and December 31, 2001.

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

(4)  Common shares outstanding

     As at September 30, 2002, the Corporation's authorized capital stock consists of 50,000,000 common shares with a par value of $0.0001 per share. There were 4,782,108 common shares issued and outstanding at September 30, 2002.

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

     On May 7, 2002 the Company completed the offering with the issuance of 782,108 units at a price of $0.20 per unit for aggregate consideration of $156,421.60.

(5)  Warrants  outstanding

     There were 782,108 warrants outstanding at September 30, 2002.

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

     The Company's common stock is traded on the NASD OTC Bulletin Board.

(B) Significant developments during the three month period ended September 30, 2002.

     During the period May, 2002 to September, 2002 the Company used the proceeds from the initial public offering for: recruitment of key personnel, particularly in the areas of research and development and marketing and sales; research and development of the Company's products and services; beta testing of the products, services and website; software licenses and agreements; the purchase of computer and telecommunications equipment; sales and marketing and general administration.

     During June, July and August 2002, the Company refined the Envisional technology for the North American market, developed additional software solutions and services and developed a website www.apolloholdings.net to market and sell the Company's products and services. The Envisional technology was acquired on April 5, 2002 when the Company's wholly owned subsidiary, Power2Search, Inc. entered into a Software Product License Agreement and a Service Partner Agreement with an unaffiliated company, Envisional Ltd., which is a privately held technology development company headquartered in Cambridge, United Kingdom.

     Since July 2002 the Company's sales and marketing personnel have been contacting potential clients and valuable brand-owing companies explaining how our products and services would help them to monitor and categorize information on the Internet and protect company networks from hacking and intrusion and thus protect valuable Intellectual Property.

     On October 8, 2002 Apollo Holdings Inc. was notified by the NASD OTC Compliance Unit that the Company's Common Stock had obtained clearance for trading on the OTC Bulletin Board effective October 9, 2002. The symbol for the Company's Common Stock is "AOHO". The Company's Common Stock began trading on the OTC Bulletin Board on October 9, 2002.

(C)  Financial  Information

     Nine month period ended September 30, 2002 versus nine month period ended September 30, 2001

     Financing:

     The Company issued 782,108 common shares during the nine month period ended September 30, 2002 (2001 - 0) for aggregate proceeds of $156,421 (2001 - $0).

     Net  Loss:

     For the nine month period ended September 30, 2002 the Company recorded a net loss of $80,279 or $0.02 per share, compared to a net loss of $30,303 or $0.01 per share in 2001.

     Revenues:

     The Company had no operating revenues for the nine month period ended September 30, 2002 (2001 - $0).

     Costs  and  Expenses:

     General and administrative expenses - For the nine month period ended September 30, 2002 the Company recorded general and administrative expenses of $25,620 compared to $3,753 in 2001.

     Professional fees - accounting and legal - For the nine month period ended September 30, 2002 the Company recorded legal fees of $13,188 (2001 -
     $19,956). For the nine month period ended September 30, 2002 the Company recorded accounting fees of $265 (2001 - $6,050).

(D)  Financial  Condition  and  liquidity

     At September 30, 2002, the Company had cash of $5,529 (2001 - $3,716) and working capital of $22,130 (2001 working capital deficiency - $19,303) respectively. Total liabilities as of September 30, 2002 were $2,876 (2001
     -  $23,019)  a  decrease  of  $20,143.

     Net cash used in operating activities during the nine month period ended September 30, 2002 was $145,702 (2001 - $7,284). Investing activities during the nine month period ended September 30, 2002 consisted of additions to fixed assets of $8,368 (2001 - $0). Financing activities during the nine month period ended September 30, 2002 consisted of proceeds from the issuance of 782,108 units for an aggregate consideration of $156,421 (2001 - $0).

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

               None.

ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K

               (a)  Exhibits:

               3.1  Certificate of Incorporation*
               3.2  By-Laws*

               --------
               *    Previously Filed

               (b)  Reports on Form 8-K:

                    July 11, 2002 *
                    October 30, 2002 *

               --------
               *    Previously Filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

The Registrant certifies that the periodic report containing the financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

Date:   November 5, 2002                           BY:   /s/ David Jenkins
        ----------------                                 ----------------------
                                                         David Jenkins
                                                         President and Director