Form 10KSB
period 2002-12-31
APOLLO HOLDINGS INC
filed 2003-03-28
CIK 944020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM  10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  Fiscal  year  ended  December  31,  2002

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  ______________  to  ______________

Commission  file  number     333-58744

APOLLO  HOLDINGS,  INC.
(Exact  name  of  small  business  issuer  as  specified  in  its  charter)

Delaware                                    13-4171971
(State  or  other  jurisdiction             (IRS  Employer Identification  No.)
of  incorporation  or  organization)


1060  Alberni  Street,  Suite  1505,  Vancouver,  B.C.,  Canada    V6E  4K2
(Address  of  principal  executive  offices)                      (Zip  Code)

Issuer's  telephone  number  (604)  687-4432

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:
None

Securities  registered  under  Section  12  (g)  of  the  Exchange  Act:

Title of each class                                      Name of each exchange
                                                         on  which  registered
Common  stock,  par  value  $0.0001  per  share          NASD OTC Bulletin Board

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.     [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year.           $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days. $66,569 as of March 14, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,832,108 shares of common stock were outstanding as of March 14, 2003.

Documents  incorporated  by  reference  herein:     None

Transitional  Small  Business  disclosure  format  (Check  one);  Yes [ ] No [X]

                             APOLLO  HOLDINGS,  INC.

     This annual report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Item 1. "Business", Item 2. "Description of Products and Technology", Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" Item 7 "Financial Statements",
Item  12  "Certain  Relationships  and  Related  Transactions".

     The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such statements, may not apply to this Report.

ITEM  1.     BUSINESS.

(A)     General.

     Apollo Holdings, Inc. (the "Company" or "Apollo") was incorporated under the laws of the State of Delaware on November 12, 1999 to develop an e-commerce based business. On February 20, 2001, the Company acquired all the issued and outstanding shares of Net Tech Europe, Inc, which changed its name to Power2Search, Inc. on August 17, 2001. At the time of the acquisition, Power2Search had no assets or liabilities and had not been engaged in any commerce activity since its incorporation. The Company conducts its operations through our wholly-owned subsidiary Power2Search, Inc.

     The Company's activities have been limited primarily to the development of a web based, Business-to-Business, Intellectual Property Exchange and associated businesses. Initially the Company sought to establish an online Intellectual Property Exchange. As we proceeded in the development of our business model we found that a logical extension of our business would be in the area of online intellectual property protection. This is now our primary focus. See "Item 2. Description of Products and Technology."

(B)  Significant  Developments  in  Fiscal  2002  and  Subsequent  Events.

     The downturn in the economy and the difficulty faced by all technology companies, especially startup internet based companies, in attracting financing and creating sustainable business during the years 2001 and early 2002 lead the Company to examine complementary businesses and services to its development of a web-based business to business Intellectual Property Exchange. After extensive research into the areas of copyrights, patents and intellectual know-how the Company perceived a need not only for the purchase and sale of intellectual assets but for the provision of products and services that would protect a company's intellectual property. During the later half of 2001, and the first quarter of 2002 the Company researched opportunities to provide products and services for the protection of Intellectual Property as a complementary service to an Intellectual Property Exchange. On April 5, 2002, the Company's wholly owned subsidiary, Power2Search, Inc. entered into a Software Product Licence Agreement and a Service Partner Agreement with Envisional Ltd., a privately held technology development company headquartered in Westbrook Centre, Milton Road, Cambridge, United Kingdom. The Company was granted a perpetual, non-exclusive licence for to use Envisional's proprietary software technology in the geographical territories of Canada and the United States. The software licence covers a portfolio of technology based on a unique and sophisticated rule-based language that allows users to precisely specify information search requirements in on-line environments.

     In May 2002 the Company completed its initial public offering of securities with the issuance of 782,108 units at a price of $0.20 per unit for aggregate consideration of $156,421.60. The securities were offered pursuant to an SB-2 Registration Statement between January 7, 2002 and May 7, 2002. The securities were offered pursuant to Rule 415 of the Securities Act of 199, as amended. Each unit consisted of (i) one share of common stock and (ii) one stock purchase warrant.

     During the period May, 2002 to December 2002 the Company used the proceeds from the initial public offering for: recruitment of key personnel, particularly in the areas of research and development and marketing and sales; research and development of the Company's products and services; beta testing of the products, services and website; software licenses and agreements; the purchase of computer and telecommunications equipment; sales and marketing and general administration.

     During June, July and August 2002, the Company refined the Envisional technology for the North American market, developed additional software solutions and services and developed a website www.apolloholdings.net to market and sell the Company's products and services.

     In October 2002 the Company commenced a North American sales and marketing initiative following extensive evaluation and refinement of Envisional's Intellectual protection software. The Company established over 85 specific trials with 8 leading companies in the music and software industries, using the Company's anti-piracy software monitoring services. Highly specific data on pirated music, software and film assets were gathered in a relatively short period of time and published in Asset Tracker(TM) Reports, which were then distributed to clients. The Asset Tracker(TM) Reports monitor increases or decreases in specific pirated assets and the location and ip identification of those pirating specific digital assets.

     On October 8, 2002 Apollo Holdings Inc. was notified by the NASD OTC Compliance Unit that the Company's Common Stock had obtained clearance for trading on the OTC Bulletin Board effective October 9, 2002. The symbol for the Company's Common Stock is "AOHO". The Company's Common Stock began trading on the OTC Bulletin Board on October 9, 2002.

(C)  Employees.

     In June 2002, the Company established a technical, research and sales office at 880 Taylor Creek Drive, Ottawa Ontario to refine and further develop the intellectual protection software licensed from Envisional Ltd. Computer and telecommunications equipment were installed in the office. The Company also opened a sales and administrative office in Vancouver British Columbia. During the market research phase, the Ottawa office employed a staff of three full time and four part-time employees whose duties included computer software programming, hardware technical support, legal, management and sales. As of March 14, 2003 the Vancouver office has two full-time and three part-time staff, two of whom are co-founders of the company. The Ottawa office was closed on March 7, 2003.

(D)  New  and  Existing  Regulation  of  the  Internet

     There are relatively few federal, state and local laws specifically directed towards companies conducting business on the Internet. Currently, laws and regulations relating to the Internet are being debated at the state and federal levels in the United States and in other countries and it are possible that new laws and regulations will be adopted with respect to the Internet and online services. We expect these laws and regulations to cover issues such issues as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Presently there is uncertainty concerning the application of existing laws and regulations governing such issues and concerns as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. With the exception of the recently passed Digital Millennium Copyright Act in the United States existing laws and regulations were passed prior to the advent of the Internet and in most cases have not been interpreted by the courts with respect to their application to the Internet and its related technologies.

     The Internet is global in nature and does not recognize countries or borders. Compliance with these laws and regulations may be costly and may require us to change our business practices or restrict service offerings relative to those we will offer in the United States. Failure to comply with United States and Canadian laws and regulations could subject us to penalties ranging from fines to bans on our services.


ITEM  2.     DESCRIPTION  OF  PRODUCTS  AND  TECHNOLOGY.

     The domain name for the Company's Intellectual Property Exchange website is power2search.com. The domain name was purchased in January 2000 by our sole director and president, David Jenkins, who in February 2001 assigned it to Power2Search, Inc. The website's address is www.power2search.com. The site is still in the development stage and not currently in operation.

     The website address for the Company's products and services for the protection of online intellectual property is www.apolloholdings.net.

     Power2Search has licensed from Envisional some of the world's most advanced software solutions for the protection of intellectual property and anti-piracy. From this technology portfolio, the Company has commercially launched Asset Tracker(TM) because it represents a significant new development in the world of digital asset management and meets a substantial market need in quantifying and identifying the scale of piracy in the music, video game, publishing and film industries. The Asset Tracker(TM) technology is a unique piece of technology software based on best of breed matching techniques researched and analyzed by a team of PhD computer scientists from Cambridge University. The product continually monitors databases consisting of millions of individual digital assets of almost any kind, including music, books, films, software and images on the web and through Peer to Peer. Traditional search engines cannot provide any real precision in information retrieval, making it difficult, expensive and time consuming for organizations to address these problems. Power2Search's licensed technology addresses precisely these shortcomings and is applicable to a large number of product application areas.

     At its simplest, internet piracy involves the copying of files of recorded music onto web or File transfer Protocol (FTP) servers, or making available such files from Internet Relay Chat (IRC) channels or newsgroups for immediate access and downloading. Various Peer-to-Peer services have appeared that encourage and assist widespread unauthorized copying. Napster was the first and best known, but similar services such as Aimster, the Fast Track network including Kazaa, Grokster and Gnutella based services like Morpheus have sprung up. Networks such as these have attracted millions of users, distributing billions of assets each year. Monitoring these internet sites for any number of particular digital assets represents an enormous task, which can be accomplished by the Company's Asset Tracker(TM) technology. The automated technology provides the means of monitoring and categorizing information from all internet sources, including websites, newsgroups (NNTP), chat rooms (IRC), Peer to Peer (P2P) File Sharing Protocols (such as gnutella and FastTrack), FTP servers and on-line Bulletin Boards.

     The Company has packaged the Asset Tracker(TM) technology into the following package of software products and services: Power IP, Power Brand, Power Monitor, Power Search and Power Protect. The Company's products are targeted at the Financial, Media, Legal, Government and non government marketplaces, which have significant requirements for intellectual property protection products, particularly for monitoring brand abuse and copyright infringement. The software is able to automatically identify infringements of brand names and other trademarks on-line. It is designed to be so precise that it can aggregate potentially large amounts of information from many disparate sources and can operate in automated workflow solutions supplying results to the end user as they are discovered. Its flexible software solutions utilize techniques to filter content, categorize, classify and prioritize information with a level of accuracy, precision and reliability never before possible. The software is designed to mimic the behavior of an unlimited number of infallible human researchers. Applying Artificial Intelligence (AI) techniques, the software is capable of tracking over a million items of information simultaneously and provides a high recall rate, while maintaining an extraordinary level of accuracy in its automated assessments of pirated digital assets. The software filters and categories information published on the internet, and by applying AI techniques including clustering and natural language capabilities it is able to simulate some elements of human intelligence. The software uses Unicode representation for all text, meaning it works in any language including multibyte languages such as Chinese and Japanese.

     Applications for the Company's technology include: protecting intellectual property and brand reputations; managing content and digital rights; protecting digital assets such as software, music (mp3 files), films, books (often distributed as e-books) and other copyright material; monitoring trademark infringements; searching for and identifying use and misuse of logos and other images; conducting on-line research; search for rumors and misinformation, generated by individuals with axes to grind, which if left unnoticed and unchecked could permanently reduce a brand's value and seriously impair corporate valuations.


ITEM  3.     LEGAL  PROCEEDINGS.

     The company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.


                                     PART 11

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

(a) The Common Stock of the Company has been quoted on the NASD OTC Bulletin Board since October 9, 2002. The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the NASD OTC Bulletin Board for the last two years. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

             First Quarter   Second Quarter   Third Quarter   Fourth Quarter
             --------------  ---------------  --------------  ---------------
2003 - High  $         0.52
2003 - Low   $         0.52
2002 - High  $         0.00  $          0.00  $         0.00  $          0.55
2002 - Low   $         0.00  $          0.00  $         0.00  $          0.51
2001 - High  $         0.00  $          0.00  $         0.00  $          0.00
2001 - Low   $         0.00  $          0.00  $         0.00  $          0.00

(b)     Holders:       As  of March 14, 2003, there were 61 holders of record of
                       the  Common  Stock.
(c)     Dividends:     No  cash  dividends  were paid in 2002, 2001 and 2000. No
                       cash dividends have been paid subsequent to December 31, 2002. The amount and frequency of cash dividends are significantly influenced by operating results and the Company's cash requirements.
(d)     Securities  authorized  for  issuance  under  equity  compensation plan:
None

     The Registrant has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2002.

     During the fourth quarter of 2002 indebtedness totalling $25,000 was settled with the issuance of 50,000 shares of common stock at $0.50 per share.

     The Registrant believes that each of the above-referenced transaction was exempt from registration under the Act, pursuant to Section 4(2) of the Act and the rules and regulations promulgated thereunder as a transaction by an issuer not involving any public offering.

ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

(A)  General.

     Apollo Holdings, Inc. was incorporated under the laws of the State of Delaware on November 12, 1999 to develop an e-commerce based business.

     The Company's activities have been limited primarily to the development of a web based, Business-to-Business, Intellectual Property Exchange and associated businesses. Initially the Company sought to establish an online Intellectual Property Exchange. As we proceeded in the development of our business model we found that a logical extension of our business would be in the area of online intellectual property protection. This is now our primary focus.

     The  Company  had  no  revenues  during  fiscal  2002  and  2001.

(B)  Results  of  Operations.

(a) Twelve Months Ended December 31, 2002 (Fiscal 2002) versus Twelve Months Ended December 31, 2001 (Fiscal 2001)

          For the year ended December 31, 2002 the Company recorded a loss of $128,764 or $0.03 per share, compared to a loss of $57,516 ($0.01 per share) in 2001.

          General and administrative expenses - For the year ended December 31, 2002 the Company recorded general and administrative expenses of $127,405 (fiscal 2001 - $57,516). The fiscal 2002 amount includes $73,420 for salaries and consulting expenses (fiscal 2001 - $500), professional fees - accounting $3,265 (fiscal 2001 - $8,735) and legal $14,192 (fiscal 2001 -
     $42,965). $43,700 of the legal and accounting fees in fiscal 2001 relate to the preparation and filing of the Company's Form SB-2 Registration Statement with the U. S. Securities and Exchange Commission.

          Amortization  expenditures  - For the year ended December 31, 2002 the
     Company  recorded  depreciation  costs  of $1,395, compared to $0 in fiscal
     2001.

(b) Twelve Months Ended December 31, 2001 (Fiscal 2001) versus Twelve Months Ended December 31, 2000 (Fiscal 2000)

          For the year ended December 31, 2001 the Company recorded a loss of $57,516 or $0.01 per share, compared to a loss of $9,000 ($0.00 per share) in 2000.

          General and administrative expenses - For the year ended December 31, 2001 the Company recorded general and administrative expenses of $57,516 (fiscal 2000 - $9,000). The fiscal 2001 amount includes $500 for salaries and consulting fees (fiscal 2000 - $7,500), professional fees - accounting $8,735 (fiscal 2000 - $0) and legal $42,965 (fiscal 2000 - $1,500). $43,700 of the legal and accounting fees in fiscal 2001 relate to the preparation and filing of the Company's Form SB-2 Registration Statement with the U. S. Securities and Exchange Commission.

          Amortization expenditures - For the year ended December 31, 2001 the Company recorded depreciation costs of $0, compared to $0 in fiscal 2000.

(C)  Capital  Resources  and  Liquidity.

     In May 2002 the Company completed its initial public offering of securities with the issuance of 782,108 units at a price of $0.20 per unit for aggregate consideration of $156,421.60. The securities were offered pursuant to an SB-2 Registration Statement between January 7, 2002 and May 7, 2002. Each unit consisted of (i) one share of common stock and (ii) one stock purchase warrant. Each Series A warrant may be exercised by the holder to purchase one share of common Stock at an exercise price of $0.40 per share for a period of 12 months from the date of issuance of the warrant. The warrants are redeemable by the Company on 30 days notice at a price of $0.001 per warrant. During the redemption period the warrants may still be exercised provided that written notice is received by the Company on or prior to the last day of the redemption period. No common shares were issued in fiscal 2001.

     In fiscal 2002 the Company settled $25,000 of debt with the issuance of 50,000 common shares at price of $0.50 per common share. The carrying value of the indebtedness approximated the fair value of the common shares issued.

     At December 31, 2002, the Company had cash of $2,260 (2001 - $3,178) and a working capital deficiency of $832 (2001 working capital deficiency - $46,516) respectively. Total liabilities as of December 31, 2002 were $29,217 as compared to $49,694 on December 31, 2001, a decrease of $20,477. Subsequent to December 31, 2002, indebtedness totalling $16,639 was settled with the issuance of common stock. During 2002 net proceeds from the issuance of common stock were $120,199 (2001 - $0). In Fiscal 2002 investing activities consisted of additions to fixed assets $8,368 (2001 - $0). For the year ended December 31, 2002 the Company recorded a loss of $128,764, or $0.03 per share, compared to income of $57,516 ($0.01 per share) in 2001.

     The Company does not have sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2003 and (ii) to further develop the Company's products and services. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to further develop our exchange trading forum and products and services for the online protection of intellectual property. Failure to obtain such additional financing may result in our failure to upgrade and improve our products and services and lead to loss of customers and revenue. The Company has no agreements or understandings with any person as to such additional financing.

(D)  Plans  for  Year  2003.

     During the next twelve months the Company's sales and marketing personnel will be contacting potential clients and valuable brand-owing companies explaining how our products and services would help them to monitor and categorize information on the Internet and protect company networks from hacking and intrusion and thus protect valuable Intellectual Property.

(E)  Application  of  Critical  Accounting  Policies.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51. This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The Company has not determined the impact FIN 46 may have on the financial statements.

     In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 148 (SFAS 148), Accounting for Stock-based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-based Compensation, to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS 148 will not have an impact on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others - An Interpretation of FASB Statements of No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 will not have impact on the Company's financial statements.

     In June 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146), Accounting for Costs
Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issued No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 will not have an impact on the Company's financial statements.

     In April 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 145 (SFAS 145), Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishments, and SFAS 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements, which amended SFAS 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS 145 is effective for fiscal years beginning January 1, 2002. The adoption of SFAS 145 will not have an impact on the Company's financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Asset Retirement Obligations. SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of assets retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. The adoption of SFAS 143 will not have an impact on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued. The Statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The adoption of SFAS 142 will not have an impact on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The SFAS 141 applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 will not have an impact on the Company's financial statements.

(F)  Off-balance  Sheet  Arrangements  and  Contractual  Obligations.

     The Company does not have any off-balance sheet arrangements or contractual obligations that are likely to have or are reasonably likely to have a material current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in the Company's financial statements.

(G)  Market  Risk  Disclosures.

     The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.


ITEM  7.     FINANCIAL  STATEMENTS.

     See ITEM 13 of this Report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this ITEM 7.


ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.

     There have been no disagreements with the Company's Accountants concerning accounting or financial disclosure.


                                    PART 111.

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS:
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT.

     The following table lists the names and positions of the executive officers and directors of the Company as of December 31, 2002 and March 14, 2003. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth in the table below.

Name                Position
----                --------
David E. Jenkins    Age  49,  Director and President since November 12, 1999.
                    President  and  Director  of  Aurora  Gold  Corporation from
                    October  30,  1995 to May 4, 2001, President and Director of
                    Patagonia Gold Corporation from June 1997 to May 4, 2001 and
                    Director  of  Aurora  Metals (BVI) Ltd. from May 2000 to May
                    15,  2001. President of Datalogic Marketing Corporation from
                    1989  to  present.

     Compliance with Section 16(a) Beneficial Ownership Reporting Compliance, of the Exchange Act of 1934.

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who have more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by the SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2001 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.


ITEM  10.  EXECUTIVE  COMPENSATION.

(A)  General

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal years:

                                  Annual  Compensation                    Long-Term  Compensation
                            --------------------------------  --------------------------------------------
                                                                      Awards                 Payments
                                                              ------------------------  ------------------
                                                                           Securities
                                                                             Under-                 All
                                               Other Annual   Restricted      Lying                other
Name And                                          Compen-        Stock      Options/      LTIP    Compen-
Principal Position   Year   Salary   Bonuses      Sation       Award(s)       SARs      Payouts    sation
(Note 1.)                     ($)      ($)          ($)           ($)          (#)        ($)       ($)
(a)                   (b)     (c)      (d)          (e)           (f)          (g)        (h)       (i)
-------------------  -----  -------  --------  -------------  -----------  -----------  --------  --------
David Jenkins         2002      -0-       -0-            -0-  None         None         None           -0-
                     -----  -------  --------  -------------  -----------  -----------  --------  --------
President and         2001      -0-       -0-            -0-  None         None         None           -0-
                     -----  -------  --------  -------------  -----------  -----------  --------  --------
Director              2000      -0-       -0-            -0-  None         None         None           -0-
                     -----  -------  --------  -------------  -----------  -----------  --------  --------

Note 1. None of the Company's officers or directors was party to an employment agreement with the Company. During the fiscal year ending December 31, 2002 the entire board of directors acted as the Company's compensation committee.


(B)  Options/SAR  Grants  Table

     The following table sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs made during the last completed fiscal year to each of the named executive officers;

                                Option/SAR Grants in Last Fiscal Year
                                         (Individual Grants)
 ---------------------------------------------------------------------------------
                                    Percent Of
                     Number of    Total Options/
                     Securities    SARs Granted
                     Underlying    To Employees     Exercise Or
                    Option/SARs      In Fiscal      Base Price    Expiration Date
Name                Granted (#)        Year           ($/Sh)          (M/D/Y)
(a)                     (b)             (c)             (d)             (e)
------------------  ------------  ---------------  -------------  ----------------
David Jenkins  (1)  None                       0%  $           0
------------------  ------------  ---------------  -------------  ----------------

Note  1.     No  options  were  awarded  in  2002.

(C)  Aggregated  Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
================================================================================
                                               Number of
                                               Securities         Value Of
                                               Underlying        Unexercised
                                              Unexercised       In-The-Money
                       Shares                 Options/SARs      Options/SARs
                      Acquired      Value    At FY-End ($)   At FY-End ($0.170)
                    On Exercise   Realized    Exercisable/      Exercisable/
Name                    (#)          ($)     Unexercisable      Unexercisable
(a)                     (b)          (c)          (d)                (e)
--------------------------------------------------------------------------------
David Jenkins           None          None       None        $                 0
--------------------------------------------------------------------------------

(D)  Long-Term  Incentive  Plans  ("LTIP")  Awards  Table

     The  Company  does  not  have  a  Long-term  Incentive  Plan.

(E)  Compensation  of  Directors

     The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2002 non-officers directors received a total of $0 in consulting fees.

(F) Employment Contracts and termination of employment and change-in-control arrangements.

     None of the Company's officers or directors was party to an employment agreement with the Company.

(G)  Report  on  repricing  of  options/SARs.

     At no time during the last completed fiscal year did the registrant, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 14, 2003 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at March 14, 2003 there were 4,832,108 shares of Common Stock issued and outstanding.

(A)  Security  Ownership  of  Certain  Beneficial  Owners

Name and Address of                Amount and Nature    Percentage of
Beneficial Owner (1)              of Beneficial Owner       Class
--------------------------------  --------------------  --------------
J  Capital Partners Limited
1505 - 1060 Alberni Street,
Vancouver, B.C., Canada V6E 4K2           1,250,000(2)          25.87%
--------------------------------  --------------------  --------------
Riparian Investments, Inc.
1505 - 1060 Alberni Street,
Vancouver, B.C., Canada V6E 4K2           1,250,000(2)          25.87%
--------------------------------  --------------------  --------------



Note 1. The listed beneficial owner does not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.
Note 2. Unless indicated otherwise, each of the beneficial owners listed in the above table beneficially own 82.8 percent of Apollo Holdings' common stock and each beneficial owner has direct ownership of the shares indicated. The beneficial owner of J Capital Partners Limited is David Jenkins, an officer and director of the Company. The beneficial owner of Riparian Investments, Inc. is Marilyn Jenkins, wife of David Jenkins, a director, officer and shareholder of the Company.

(B)     Security  Ownership  of  Management

Name and Address of                 Amount and Nature    Percentage of
Beneficial Owner                   of Beneficial Owner       Class
---------------------------------  --------------------  --------------
Officers and Directors (1) (2)
---------------------------------  --------------------  --------------
David Jenkins
1505 - 1060 Alberni Street,
Vancouver, B.C., Canada V6E 4K2           1,500,000 (3)          31.04%
---------------------------------  --------------------  --------------
Officers and Directors (1 person)         4,000,000 (4)          82.78%
---------------------------------  --------------------  --------------

Note 1. No securities were authorized for issuance under equity compensation plans.
Note 2. The listed beneficial owners do not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.
Note 3. Unless indicated otherwise, each of the beneficial owners listed in the above table beneficially own 82.8 percent of Apollo Holdings' common stock and each beneficial owner has direct ownership of the shares indicated. The beneficial owner of J Capital Partners Limited is David Jenkins, an officer and director of the Company. The beneficial owner of Riparian Investments, Inc. is Marilyn Jenkins, wife of David Jenkins, a director, officer and shareholder of the company.
Note 4. Includes the shares owned by J Capital Partners Limited and Riparian Investments, Inc.

(C)  Changes  in  Control

     There were no arrangements during the last completed fiscal year or subsequent period to March 14, 2003 which would result in a change in control of the Company.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Included in accounts payable and accrued liabilities at December 31, 2002 is $7,832 (2001 - $369) due to a director and a company controlled by a director in respect of loans to the Company.

     The Company believes that reimbursement for operating expenses paid to directors or corporations owned by directors are comparable to amounts that would have been paid to at arms length third party providers of such services.

     There have been no transactions or proposed transactions with promoters during the last two years to which the Company is or was a party.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(1) FINANCIAL STATEMENTS - Reference is made to the Financial Statements appearing on pages F-1, through F-15

(A)         Exhibits

3.1         Certificate  of  Incorporation*
3.2         By-laws*
13.1        Form  10-QSB  for  the  Quarter  ended  March  31,  2002*
13.2        Form  10-QSB  for  the  Quarter  ended  June  30,  2002*
13.3        Form  10-QSB  for  the  Quarter  ended  September  30,  2002*
--------
*  Previously  Filed

(B)  Reports  on  Form  8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Apollo  Holdings,  Inc.
                                     -----------------------------------
                                     Registrant

Date:     March 24, 2003        BY:  /s/ David  Jenkins
          --------------             ------------------------------------
                                     David  Jenkins
                                     Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     March 24, 2003        BY:  /s/ David  Jenkins
          --------------             ------------------------------------
                                     David  Jenkins
                                     Director  and  President


                                 CERTIFICATIONS
                                 --------------

I,  David  Jenkins,  certify  that:

1.  I  have reviewed this annual report on Form 10-KSB of Apollo Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 24, 2003        BY:  /s/David  Jenkins
          --------------             ------------------------------------
                                     David  Jenkins
                                     Director,  President  and  CFO

EXHIBIT  (1)     THE  FOLLOWING  FINANCIAL STATEMENTS REQUIRED TO BE INCLUDED IN
                 ITEM  7  ARE  LISTED  BELOW

INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  December  31,  2002

               Financial Statements                                   Page
               --------------------                                   ----

Report  of  Independent  Accountants                               F-2
Consolidated  Balance  Sheets                                      F-3
Consolidated  Statements of Changes in Stockholders'
  Equity (Deficiency)                                              F-4
Consolidated  Statements  of  Operations                           F-5
Consolidated  Statements  of  Cash  Flows                          F-6
Significant  Accounting  Policies                                  F-7 to F-13
Notes  to  Financial  Statements                                   F-13 to F-15


Financial  Statement  Schedules  *

*  Financial  Statement  Schedules  have  been  omitted  as  not  applicable

APOLLO  HOLDINGS,  INC.  &  SUBSIDIARY
(A  development  stage  enterprise)

Consolidated  Financial  Statements
(EXPRESSED  IN  U.S.  DOLLARS)

December  31,  2002  and  2001




INDEX
-----

Report  of  Independent  Accountants

Consolidated  Balance  Sheets

Consolidated  Statements  of  Stockholders'  Equity  (Deficiency)

Consolidated  Statements  of  Operations

Consolidated  Statements  of  Cash  Flows

Notes  to  Consolidated  Financial  Statements

MOORE  STEPHENS  ELLIS  FOSTER  LTD.
CHARTERED  ACCOUNTANTS

1650  West  1st  Avenue
Vancouver,  BC  Canada   V6J  1G1
Telephone:  (604)  734-1112  Facsimile:  (604)  714-5916
E-Mail:  generaldelivery@ellisfoster.com
         ----------------------------
Website:  www.ellisfoster.com
--------------------------------------------------------------------------------

REPORT  OF  INDEPENDENT  ACCOUNTANTS


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS

APOLLO  HOLDINGS,  INC.  &  SUBSIDIARY
(A  development  stage  enterprise)

We have audited the consolidated balance sheets of Apollo Holdings, Inc. & Subsidiary ("the Company") (A development stage enterprise) as at December 31, 2002 and 2001, the related consolidated statements of stockholders' equity (deficiency) for the period from November 12, 1999 (inception) to December 31, 2002 and the consolidated statements of operations and cash flows from November 12, 1999 (inception) to December 31, 2002 and years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and cash flows for the period from November 12, 1999 (inception) to December 31, 2002 and the years ended December 31, 2002 and 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver,  Canada               "MOORE  STEPHENS  ELLIS  FOSTER  LTD."
March  3,  2003                       Chartered  Accountants


                                       F2

--------------------------------------------------------------------------------
MSAn independently owned and operated member of Moore Stephens North America, Inc. Members in principal cities throughout North America. Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.

APOLLO  HOLDINGS,  INC.  &  SUBSIDIARY
(A  development  stage  enterprise)

Consolidated  Balance  Sheets
December  31,  2002  and  2001
(EXPRESSED  IN  U.S.  DOLLARS)
==============================================================================
                                                            2002       2001
------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash and cash equivalents                              $   2,260   $  3,178
  Loan receivable                                           23,598          -
  Prepaid expenses                                           2,527          -
------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                        28,385      3,178

INTELLECTUAL PROPERTY (Note 3)                                   -          -

FIXED ASSETS (Note 4)                                        6,973          -
------------------------------------------------------------------------------
TOTAL ASSETS                                             $  35,358   $  3,178
==============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities (Note 9)      $  29,217   $ 49,694
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
  Authorized:
  50,000,000 common shares with a par value of
     $0.0001 per share
  Issued and outstanding:
  4,832,108 common shares (2001 - 4,000,000)                   483        400

ADDITIONAL PAID-IN CAPITAL                                 200,938     19,600

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE        (195,280)   (66,516)
------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                      6,141    (46,516)
------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)  $  35,358   $  3,178
==============================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F3

APOLLO  HOLDINGS,  INC.  &  SUBSIDIARY
(A  development  stage  enterprise)

Consolidated  Statements  of  Stockholders'  Equity  (Deficiency)
For  the  period  from  November  12,  1999  (inception)  to  December  31,  2002
(EXPRESSED  IN  U.S.  DOLLARS)
==================================================================================================
                                                                             Deficit         Total
                                                                         accumulated        Stock-
                                          Common stock      Additional        during      holders'
                                  ------------------------     paid-in   development        equity
                                        Shares    Amount       capital         stage  (deficiency)
--------------------------------------------------------------------------------------------------

Issuance of common stock
  for cash on November 17, 1999      2,500,000  $    250  $     12,250  $         -   $    12,500

Net (loss) for the period                    -         -             -            -             -
--------------------------------------------------------------------------------------------------
BALANCE, December 31, 1999           2,500,000       250        12,250            -        12,500

Issuance of common stock
  for cash on July 31, 2000          1,500,000       150         7,350            -         7,500

Net (loss) for the year                      -         -             -       (9,000)       (9,000)
--------------------------------------------------------------------------------------------------
BALANCE, December 31, 2000           4,000,000       400        19,600       (9,000)       11,000

Net (loss) for the year                      -         -             -      (57,516)      (57,516)
--------------------------------------------------------------------------------------------------
BALANCE, December 31, 2001           4,000,000       400        19,600      (66,516)      (46,516)

Issuance of common stock:
  for cash on May 7, 2002              601,000        60       120,139                    120,199
  for settlement of indebtedness       231,108        23        61,199                     61,222

Net (loss) for the year                      -         -             -     (128,764)     (128,764)
--------------------------------------------------------------------------------------------------

BALANCE, December 31, 2002           4,832,108  $    483  $    200,938  $  (195,280)  $     6,141
==================================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL  STATEMENTS.


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F4

APOLLO  HOLDINGS,  INC.  &  SUBSIDIARY
(A  development  stage  enterprise)

Consolidated  Statements  of  Operations
(EXPRESSED  IN  U.S.  DOLLARS)

======================================================================================
                                            November 12
                                       1999 (inception)          Year            Year
                                                     to         Ended           Ended
                                            December 31   December 31     December 31
                                                   2002          2002            2001
-------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation and amortization        $          1,395   $      1,395   $          -
  Interest and bank charges                       1,742          1,614            128
  Office and miscellaneous                       40,102         34,914          5,188
  Professional fees - legal and audit            70,657         17,457         51,700
  Salaries and consulting fees                   81,420         73,420            500
--------------------------------------------------------------------------------------

                                                195,316        128,800         57,516

OTHER INCOME
  Interest income                                    36             36              -
--------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                          (195,280)      (128,764)       (57,516)
======================================================================================

(LOSS) PER SHARE
 - basic and diluted                                      $      (0.03)  $      (0.01)
======================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                        4,518,796      4,000,000
======================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL  STATEMENTS.


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F5

APOLLO  HOLDINGS,  INC.  &  SUBSIDIARY
(A  development  stage  enterprise)

Consolidated  Statements  of  Cash  Flows
(EXPRESSED  IN  U.S.  DOLLARS)

=============================================================================================
                                                 November 12
                                              1999 (inception)           Year            Year
                                                           to           Ended           Ended
                                                  December 31     December 31     December 31
                                                         2002            2002            2001
---------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN)
  OPERATING ACTIVITIES
  (Loss) for the period                       $       (195,280)  $   (128,764)  $    (57,516)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  - depreciation and amortization                        1,395          1,395              -
  - expenses satisfied with common stock                61,222         61,222              -

  Changes in assets and liabilities:
  - increase in loan receivable                        (23,598)       (23,598)             -
  - increase in prepaid expenses                        (2,527)        (2,527)             -
  - increase (decrease) in accounts payable             29,217        (20,477)        49,694
---------------------------------------------------------------------------------------------

                                                      (129,571)      (112,749)        (7,822)
---------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of capital assets                            (8,368)        (8,368)             -
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stocks              140,199        120,199              -
---------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       2,260           (918)        (7,822)

CASH AND CASH EQUIVALENTS,
  beginning of period                                        -          3,178         11,000
---------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period      $          2,260   $      2,260   $      3,178
=============================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL  STATEMENTS.


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F6

APOLLO  HOLDINGS,  INC.  &  SUBSIDIARY
(A  development  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2002  and  2001
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================


1.   INCORPORATION  AND  CONTINUANCE  OF  OPERATIONS

     The Company was formed on November 12, 1999 under the laws of the State of Delaware. The Company, a development stage enterprise, is engaged in the development of a web-based Business to Business Electronic Commerce Intellectual Property Exchange as well as the development of Intellectual Property Protection products and services. The Company has offices in Ottawa and Vancouver, Canada.

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring operating losses and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

     The  Company  has  not  generated  any  operating  revenues  to  date.

2.   SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Basis  of  Consolidation

          These consolidated financial statements, stated in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and its wholly owned subsidiary, Power2search, Inc. (formerly Net Tech Europe, Inc.), a company incorporated under the laws of the State of Delaware. All inter-company accounts and transactions have been eliminated.

     (b)  Cash  and  Cash  Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.

     (c)  Accounting  Estimates

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


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F7

APOLLO  HOLDINGS,  INC.  &  SUBSIDIARY
(A  development  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2002  and  2001
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================


2.   SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

     (d)  Fixed  Assets

          Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Fixed assets are recorded at cost. Depreciation is provided over the following useful lives:

                   Computer  equipment          2  years

     (e)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended December 31, 2002 and 2001.

     (f)  Loss  Per  Share

          Loss per share is computed using the weighted average number of shares outstanding during the period. Effective for the year ended December 31, 1999, the Company adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

     (g)  Concentration  of  Credit  Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2002 and 2001, the Company had no balance in a bank beyond insured limits.

     (h)  Foreign  Currency  Transactions

          The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

          At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.



MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F8

APOLLO  HOLDINGS,  INC.  &  SUBSIDIARY
(A  development  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2002  and  2001
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================


2.   SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

     (i)  Fair  Value  of  Financial  Instruments

          The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, loan receivable and accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

     (j)  Income  Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     (k)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

          The Company has adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

          Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.



MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F9

APOLLO  HOLDINGS,  INC.  &  SUBSIDIARY
(A  development  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2002  and  2001
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================


2.   SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

     (l)  Stock-Based  Compensation

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation. SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

          The Company did not grant any stock options during the fiscal year 2002 and 2001.

     (m)  Long-Lived  Assets  Impairment

          Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

     (n)  Comprehensive  Income

          The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. SFAS 130 did not change the current accounting treatments for components of comprehensive income.


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F10

APOLLO  HOLDINGS,  INC.  &  SUBSIDIARY
(A  development  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2002  and  2001
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================


2.   SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

     (o)  New  Accounting  Pronouncements

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The SFAS 141 applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 will not have an impact on the Company's financial statements.

          In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued. The Statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The adoption of SFAS 142 will not have an impact on the Company's financial statements.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Asset Retirement Obligations. SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of assets retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The adoption of SFAS 143 will not have an impact on the Company's financial statements.

          In April 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 145 (SFAS 145), Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishments, and SFAS 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements, which amended SFAS 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS 145 is effective for fiscal years beginning January 1, 2002. The adoption of SFAS 145 will not have an impact on the Company's financial statements.



MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F11

APOLLO  HOLDINGS,  INC.  &  SUBSIDIARY
(A  development  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2002  and  2001
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================


2.   SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

     (o)  New  Accounting  Pronouncements  (continued)

          In June 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issued No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 will not have an impact on the Company's financial statements.

          In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 148 (SFAS 148), Accounting for Stock-based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-based Compensation, to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS 148 will not have an impact on the Company's financial statements.

          In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others - An Interpretation of FASB Statements of No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 will not have impact on the Company's financial statements.


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F12

APOLLO  HOLDINGS,  INC.  &  SUBSIDIARY
(A  development  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2002  and  2001
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================


2.   SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

     (o)  New  Accounting  Pronouncements  (continued)

          In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51. This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The Company has not determined the impact FIN 46 may have on the financial statements.

3.   INTELLECTUAL  PROPERTY

     On April 5, 2002, Power2Search, Inc.("Power2Search") entered into a Software Product License Agreement and a Service Partner Agreement with Envisional Ltd. ("Envisional"). Power2Search was granted a perpetual, non-exclusive license to use Envisional's proprietary software technology in the geological territories of Canada and United States. The technology is mainly in the areas of providing products and services for the protection of intellectual property.

     As consideration for this license, Power2Search paid Envisional the sum of 1 and has agreed to share a portion of its gross revenue from business software sales and subscription services, based on Envisional's standard pricing (excluding sales taxes) for each twelve-month period from the date of appointment as follows:

     (a) Gross revenue up to CDN$1 million will be split 50/50 to Power2Search and Envisional, respectively.

     (b) Gross revenue from CDN$1 to $1.5 million will be split 70/30 to Power2Search and Envisional, respectively.

     (c) Gross revenue over CDN$1.5 million will be split 80/20 to Power2Search and Envisional, respectively.

     As at December 31, 2002, no revenue has been generated from these licensed products and services.



MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F13

APOLLO  HOLDINGS,  INC.  &  SUBSIDIARY
(A  development  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2002  and  2001
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================


4.   FIXED  ASSETS

-----------------------------------------
                            2002    2001
-----------------------------------------

Computer equipment        $ 8,368   $   -
Accumulated depreciation   (1,395)      -
-----------------------------------------
                          $ 6,973   $   -
=========================================



5.   ACQUISITION  OF  POWER2SEARCH,  INC.  (FORMERLY  NET  TECH  EUROPE  INC.)

     The Company acquired a 100% ownership interest in Power2search, Inc. (formerly Net Tech Europe Inc.) on February 20, 2001 for $450. The acquisition of Power2search, Inc. was accounted for by using the purchase method of accounting. There were no assets and liabilities in Power2search, Inc. (formerly Net Tech Europe Inc.) at the date of acquisition and for the year ended December 31, 2002.

6.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

     In fiscal year 2002, the Company settled various debts with the issuance of shares of common stock, as follows:

-----------------------------------------------------
FISCAL YEAR 2002      Conversion
Month of Settlement  Indebtedness    Price    Shares
-----------------------------------------------------

March                $      36,222  $   0.20  181,108
November                    12,500      0.50   25,000
November                    12,500      0.50   25,000
                     -------------            -------
                     $      61,222            231,108
                     =============            =======

The carrying value of the indebtedness approximated the fair value of the common shares issued.


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F14

APOLLO  HOLDINGS,  INC.  &  SUBSIDIARY
(A  development  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2002  and  2001
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================


7.   INCOME  TAXES

     As at December 31, 2002, the Company has estimated net operating losses carryforward for tax purposes of $195,280. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

---------------------------------------------
                           2002       2001
---------------------------------------------

Tax loss carry forwards  $ 68,000   $ 23,300
Valuation allowance       (68,000)   (23,300)
---------------------------------------------
                         $      -   $      -
=============================================

8.   RELATED  PARTY  TRANSACTION

     Included in accounts payable and accrued liabilities is $7,832 (2001 - $369) due to a director and a corporation controlled by a director of the Company. The transactions are recorded at exchange amount, being the value established and agreed to by the related party.

9.   SUBSEQUENT  EVENTS

     Subsequent to December 31, 2002, indebtedness in the amount of $16,639 was settled with the issuance of 66,600 shares of common stock.


MOORE  STEPHENS  ELLIS  FOSTER  LTD.     F15