Form 10QSB
period 2003-03-31
APOLLO HOLDINGS INC
filed 2003-05-14
CIK 944020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003
                                    --------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from _ _ _ _ _ _ _ _ _ _  to _ _ _ _ _ _ _ _ _ _

     Commission file number 333-58744
                            ---------

APOLLO HOLDINGS, INC.
---------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                      13-4171971
--------                                      ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

1060 Alberni Street, Suite 1505, Vancouver, B.C., Canada V6E 4K2
----------------------------------------------------------------
(Address of principal executive offices)

(604) 687-4432_______________________________________
-----------------------------------------------------
(Issuer's Telephone Number)

 ________________________________________________________________
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

YES  [ ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,832,108 shares of Common Stock were outstanding as of March 31, 2003.

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



INDEX


                                                                 Page No.
PART I.     Financial Information

Item 1.     Financial Statements
            Consolidated Balance Sheets --                              3
            March 31, 2003 and December 31, 2002

            Consolidated Statements of Operations --                    4
            Three month period ended March 31, 2003

            Consolidated Statements of Cash Flows --                    5
            Three month period ended March 31, 2003

            Notes to Consolidated Financial Statements                  6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               8

PART II.    Other Information

Item 1.     Legal Proceedings                                          10

Item 2.     Changes in Securities                                      10

Item 3.     Defaults Upon Senior Securities                            10

Item 4.     Submission of Matters to A Vote of Security Holders        10

Item 5.     Other Information                                          10

Item 6.     Exhibits and Reports on Form 8-K                           10

Signatures                                                             10

APOLLO HOLDINGS, INC & SUBSIDIARY
(A development stage enterprise)

Consolidated Balance Sheets
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------
                                                                              March 31     December 31
                                                                                2003          2002
------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
ASSETS
Current
    Cash  and cash equivalents                                              $     1,028   $      2,260
    Loan receivable                                                              23,423         23,598
    Prepaid expenses                                                              1,243          2,527
------------------------------------------------------------------------------------------------------
Total current assets                                                             25,694         28,385

Fixed assets                                                                      5,927          6,973
------------------------------------------------------------------------------------------------------
Total assets                                                                $    31,621   $     35,358
------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


Liabilities


Current
     Accounts payable and accrued liabilities                               $    33,612   $     29,217
------------------------------------------------------------------------------------------------------
Total liabilities                                                                33,612         29,217
------------------------------------------------------------------------------------------------------


Stockholders' Equity (Deficiency)
     Share Capital
          Authorized:
               50,000,000 common shares, with par value $0.0001 per share
          Issued
              4,832,108 common shares (2002 - 4,832,108)                            483            483
Additional paid-in capital                                                      200,938        200,938
Deficit accumulated during the development stage                               (203,412)      (195,280)
------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficiency)                                          (1,991)         6,141
------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficiency)                     $    31,621   $     35,358
------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements



APOLLO HOLDINGS, INC & SUBSIDIARY
(A development stage enterprise)


Consolidated Statements of Operations             November 12        Three         Three
(Unaudited)                                  1999 (inception)       months        months
(Expressed in U.S. Dollars)                                to        ended         ended
                                                     March 31     March 31      March 31
                                                         2003         2003          2002
----------------------------------------------------------------------------------------
General and administrative expenses
  Depreciation and amortization              $          2,441   $    1,046   $        -
  Interest and bank charges                             2,886        1,144           55
  Office and miscellaneous                             44,871        4,769        7,630
  Professional fees - accounting and legal             71,831        1,173        3,389
  Salaries and consulting fees                         81,420            -            -
----------------------------------------------------------------------------------------

                                                      203,449        8,132       11,074
----------------------------------------------------------------------------------------
Other Income
  Interest income                                          37            1            -
----------------------------------------------------------------------------------------

Net income (loss) for the period                     (203,412)      (8,131)     (11,074)
----------------------------------------------------------------------------------------

Income (loss) per share, basic and diluted                      $    (0.00)  $    (0.00)
----------------------------------------------------------------------------------------

Weighted average number of
  common shares outstanding
  - basic and diluted                                            4,832,108    4,000,000
----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

APOLLO HOLDINGS, INC & SUBSIDIARY
(A development stage enterprise)

                                                      November 12
Consolidated Statements of Cash Flows              1999 (inception)    Three Months    Three Months
(Unaudited)                                                     to            Ended           Ended
(Expressed in U.S. Dollars)                               March 31         March 31        March 31
                                                              2003             2003            2002
---------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Net income (loss) for the period                 $       (203,412)  $      (8,132)  $     (11,074)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      -depreciation and amortization                          2,441           1,046               -
      -expenses satisfied with common stock                  61,222               -          11,222

    Changes in assets and liabilities:
      -decrease (increase) in loan receivable               (23,423)            175               -
      -decrease (increase) in prepaid expenses               (1,243)          1,284               -
      -increase (decrease) in accounts payable               33,612           4,395         (33,547)
---------------------------------------------------------------------------------------------------

                                                           (130,803)         (1,232)        (33,399)
---------------------------------------------------------------------------------------------------


Cash flows used in investing activities
  Purchases of capital assets                                (8,368)              -               -
---------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock                    140,199               -          36,000
---------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents              1,028          (1,232)          2,601
Cash and cash equivalents, beginning of period                    -           2,260           3,178
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period           $          1,028   $       1,028   $       5,779
---------------------------------------------------------------------------------------------------

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

2.   Basis  of  Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiary Power2Search, Inc. All inter-company transactions and balances have been eliminated. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Apollo Holdings, Inc. audited financial statements for the year ended December 31, 2002 should be reviewed in connection with these condensed consolidated financial statements.

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

     (c)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended
          March  31,  2003  and  December  31,  2002.

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

(4)  Common  shares  outstanding

     As at March 31, 2003, the Corporation's authorized capital stock consists of 50,000,000 common shares with a par value of $0.0001 per share. There were 4,832,108 common shares issued and outstanding at March 31, 2003.

(5)  Warrants  outstanding

     There  were  782,108  warrants  outstanding  at  March  31,  2003.

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

(B) Significant developments during the three month period ended March 31, 2003 and Subsequent Events

     During the first quarter of 2003 the Company's sales and marketing personnel contacted potential clients and valuable brand-owing companies explaining how our products and services would help them to monitor and categorize information on the Internet and protect company networks from hacking and intrusion and thus protect valuable Intellectual Property.

     On March 7, 2003 the Company closed the Ottawa office and transferred the sales and marketing function to the Vancouver office.

(C)  Results  of  Operations

 (a) Three Months Ended March 31, 2003 (Fiscal 2003) versus Three Months Ended March 31, 2002 (Fiscal 2002)

     For the three months ended March 31, 2003 the Company recorded a loss of $8,131 or $0.00 per share, compared to a loss of $11,074 ($0.00 per share) in 2002.

     General and administrative expenses - For the three months ended March 31, 2003 the Company recorded general and administrative expenses of $7,086 (fiscal 2002 - $11,074). The fiscal 2003 amount includes professional fees
     -  accounting  $1,173  (fiscal  2002  -  $265)  and legal $0 (fiscal 2002 -
     $3,124).

     Amortization expenditures - For the three months ended March 31, 2003 the Company recorded depreciation costs of $1,046 compared to $0 in fiscal 2002.

 (b) Three Months Ended March 31, 2002 (Fiscal 2002) versus Three Months Ended March 31, 2001 (Fiscal 2001)

     For the three months ended March 31, 2002 the Company recorded a loss of $11,074 or $0.00 per share, compared to a loss of $19,176 ($0.00 per share) in 2001.

     General and administrative expenses - For the three months ended March 31, 2002 the Company recorded general and administrative expenses of $11,074 (fiscal 2001 - $19,176). The fiscal 2002 amount includes professional fees
     - accounting $265 (fiscal 2001 - $3,500) and legal $3,124 (fiscal 2001 - $15,676).

 (D) Capital  Resources  and  Liquidity.

     At March 31, 2003, the Company had cash of $1,028 (2002 - $5,779) and a working capital deficiency of $7,918 (2002 working capital deficiency - $10,368) respectively. Total liabilities as of March 31, 2003 were $33,612 as compared to $16,147 on March 31, 2002, a increase of $17,465. For the three months ended March 31, 2003 the Company recorded a loss of $8,131, or $0.00 per share, compared to a loss of $11,074 ($0.00 per share) in 2002.

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

(E)  Plans  for  Year  2003.

     During the next twelve months the Company's sales and marketing personnel will be contacting potential clients and valuable brand-owing companies explaining how our products and services would help them to monitor and categorize information on the Internet and protect company networks from hacking and intrusion and thus protect valuable Intellectual Property.

(F)  Application  of  Critical  Accounting  Policies.

     The preparation of its consolidated financial statements requires the Company to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. The Company's accounting policies are described in note 2 to its December 31, 2002 consolidated financial statements. The Company's accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities. Generally accepted accounting principles require the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If the Company determines there has been an impairment, then the Company would be required to write-down the recorded value of its property, plant and equipment costs which would reduce the Company's earnings and net assets.

(G)  Off-balance  Sheet  Arrangements  and  Contractual  Obligations.

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

(H)  Market  Risk  Disclosures.

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

          ------
          * Previously Filed

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                      Apollo  Holdings,  Inc.
                                                      -----------------------
                                                      Registrant

Date:  May 12, 2003                             BY:   /s/ David  Jenkins
       ------------                                   ------------------
                                                        David  Jenkins
                                                        Director  and  President

                                 CERTIFICATIONS
                                 --------------

I,  David  Jenkins,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Apollo Holdings, Inc.;

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


Date:     May  12,  2003                        BY:   /s/ David  Jenkins
          --------------                              ------------------
                                                        David  Jenkins
                                                        Director, President
                                                        and CFO