Form 10QSB
period 2003-06-30
APOLLO HOLDINGS INC
filed 2003-07-22
CIK 944020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003
                                       -------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

        For the transition period from _ _ _ _ _ _ _ _ _ to _ _ _ _ _ _ _ _ _ _

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

(604) 687-4432
------------------------------------------------------
(Issuer's Telephone Number)


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

YES  [ ]  NO  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,782,108 shares of Common Stock were outstanding as of June 30, 2003

Transitional Small Business Disclosure Format (check one);

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



                                INDEX

                                                             Page No.
PART I.  Financial Information

Item 1.  Financial Statements
         Consolidated Balance Sheets --                         3
         June 30, 2003 and December 31, 2002

         Consolidated Statements of Operations --               4
         Six month period ended June 30, 2003

         Consolidated Statements of Cash Flows --               5
         Six month period ended June 30, 2003

         Notes to Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          8

Item 3   Controls and Procedures                                10

PART II. Other Information

Item 1.  Legal Proceedings                                      10

Item 2.  Changes in Securities                                  10

Item 3.  Defaults Upon Senior Securities                        10

Item 4.  Submission of Matters to A Vote of Security Holders    10

Item 5.  Other Information                                      11

Item 6.  Exhibits and Reports on Form 8-K                       11

Signatures                                                      11

APOLLO HOLDINGS, INC & SUBSIDIARY
(A development stage enterprise)

Consolidated Balance Sheets
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------------
                                                                              June 30      December 31
                                                                                2003          2002
-------------------------------------------------------------------------------------------------------
                                                                             (unaudited)

ASSETS
Current
    Cash  and cash equivalents                                              $       865   $      2,260
    Loan receivable                                                                   -         23,598
    Prepaid expenses                                                              1,243          2,527
-------------------------------------------------------------------------------------------------------
Total current assets                                                              2,108         28,385

Fixed assets                                                                      4,881          6,973
-------------------------------------------------------------------------------------------------------
Total assets                                                                $     6,989   $     35,358
-------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current
     Accounts payable and accrued liabilities                               $     9,925   $     29,217
-------------------------------------------------------------------------------------------------------
Total liabilities                                                                 9,925         29,217
-------------------------------------------------------------------------------------------------------


Stockholders' Equity (Deficiency)
     Share Capital
          Authorized:
              50,000,000 common shares, with par value $0.0001 per share
          Issued
              4,782,108 common shares (2002 - 4,832,108)                            478            483
Additional paid-in capital                                                      175,943        200,938
Deficit accumulated during the development stage                               (179,357)      (195,280)
-------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficiency)                                          (2,936)         6,141
-------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficiency)                     $     6,989   $     35,358
=======================================================================================================

The accompanying notes are an integral part of these financial statements

APOLLO HOLDINGS, INC &
SUBSIDIARY
(A development stage enterprise)

Consolidated Statements of Operations            November 12        Three        Three         Six          Six
(Unaudited)                                   1999 (inception)     months       months       months       months
(Expressed in U.S. Dollars)                          to             ended        ended        ended        ended
                                                   June 30         June 30      June 30      June 30      June 30
                                                    2003            2003         2002         2003         2002
-------------------------------------------------------------------------------------------------------------------

General and administrative expenses
   Depreciation and amortization              $          3,487   $    1,046   $      349   $    2,092   $      349
   Interest, bank charges and
      foreign exchange                                   4,278        1,392          192        2,536          247
   Office and miscellaneous                             43,379       (1,492)       8,822        3,277       16,452
   Professional fees - accounting and legal             71,830            -        1,389        1,173        4,778
   Salaries and consulting fees                         56,420      (25,000)      15,410      (25,000)      15,410
-------------------------------------------------------------------------------------------------------------------

                                                       179,394      (24,054)      26,162      (15,922)      37,236
-------------------------------------------------------------------------------------------------------------------
Other Income
   Interest income                                          37            -            -            1            -
-------------------------------------------------------------------------------------------------------------------

Net income (loss) for the period                      (179,357)      24,054      (26,162)      15,923      (37,236)
-------------------------------------------------------------------------------------------------------------------

Income (loss) per share, basic and diluted                       $     0.00   $    (0.01)  $     0.00   $    (0.01)
-------------------------------------------------------------------------------------------------------------------

Weighted average number of
   common shares outstanding
   - basic and diluted                                            4,814,608    4,234,632    4,814,608    4,234,632
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

APOLLO HOLDINGS, INC & SUBSIDIARY
(A development stage enterprise)
                                                     November 12
                                                        1999
Consolidated Statements of Cash Flows                (inception)    Six Months    Six Months
(Unaudited)                                              to           Ended         Ended
(Expressed in U.S. Dollars)                            June 30       June 30       June 30
                                                        2003           2003          2002
---------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
   (Loss) for the period                            $   (179,357)  $    15,923   $   (37,236)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         -depreciation and amortization                    3,487         2,092           349
         -expenses satisfied with common stock            36,222       (25,000)       36,222

   Changes in assets and liabilities:
         -decrease (increase) in loan receivable               -        23,598        (7,506)
         -decrease (increase) in prepaid expenses         (1,243)        1,284        (1,297)
         -increase (decrease) in accounts payable          9,925       (19,292)      (49,562)
---------------------------------------------------------------------------------------------

                                                        (130,966)       (1,395)      (59,030)
---------------------------------------------------------------------------------------------

Cash flows used in investing activities
   Purchases of capital assets                            (8,368)            -        (8,368)
---------------------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from issuance of common stock                140,199             -       119,999
---------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents             865        (1,395)       52,601
Cash and cash equivalents, beginning of period                 -         2,260         3,178
---------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period            $        865   $       865   $    55,779
=============================================================================================

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

2.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiary Power2Search, Inc. All inter-company transactions and balances have been eliminated. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

     (c)  Advertising Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended June 30, 2003 and December 31, 2002.

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

(4)  Common  shares  outstanding

     As at June 30, 2003, the Corporation's authorized capital stock consists of 50,000,000 common shares with a par value of $0.0001 per share. There were 4,782,108 common shares issued and outstanding at June 30, 2003.

(5)  Warrants  outstanding

     There were no warrants outstanding at June 30, 2003.


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

(B) Significant developments during the six month period ended June 30, 2003 and Subsequent Events

     During the first and second quarter of 2003 the Company's sales and marketing personnel contacted potential clients and valuable brand-owing companies explaining how our products and services would help them to monitor and categorize information on the Internet and protect company networks from hacking and intrusion and thus protect valuable Intellectual Property.

     On March 7, 2003 the Company closed the Ottawa office and transferred the sales and marketing function to the Vancouver office.

(C)  Results  of  Operations

 (a) Six Months Ended June 30, 2003 (Fiscal 2003) versus Six Months Ended June 30, 2002 (Fiscal 2002)

     The Company issued 0 common shares (2002 - 782,108) for aggregate proceeds of $0 (2002 - $156,421).

     The Company had no operating revenues for the six month period ended June 30, 2003 (2002 - $0).

     For the six months ended June 30, 2003 the Company recorded a gain of $15,923 or $0.00 per share, compared to a loss of $37,236 ($0.01 per share) in 2002.

     General and administrative expenses - For the six months ended June 30, 2003 the Company recorded general and administrative expenses of $-15,922 (fiscal 2002 - $37,236). The fiscal 2003 amount includes professional fees
     -  accounting  $1,173  (fiscal  2002  -  $265)  and legal $0 (fiscal 2002 -
     $4,513).

     Amortization expenditures - For the six months ended June 30, 2003 the Company recorded depreciation costs of $2,092 compared to $349 in fiscal 2002.

(b) Six Months Ended June 30, 2002 (Fiscal 2002) versus Six Months Ended June 30, 2001 (Fiscal 2001)

     The Company issued 782,108 common shares during the six month period ended June 30, 2002 (2001 - 0) for aggregate proceeds of $156,421 (2001 - $0).

     For the six month period ended June 30, 2002 the Company recorded a net loss of $37,236 or $0.01 per share, compared to a net loss of $24,477 or $0.01 per share in 2001.

     The Company had no operating revenues for the six month period ended June 30, 2002 (2001 - $0).

     General and administrative expenses - For the six month period ended June 30, 2002 the Company recorded general and administrative expenses of $37,236 compared to $24,477 in 2001.

     Professional fees - accounting and legal - For the six month period ended June 30, 2002 the Company recorded legal fees of $4,513 (2001 - $19,954). For the six month period ended June 30, 2002 the Company recorded accounting fees of $265 (2001 - $3,500).

(D)  Capital Resources and Liquidity.

     In April 2003, the Company cancelled and returned to treasury 50,000 common shares issued in November 2002 at a price of $0.50 per share in settlement of $25,000 of debt. The $25,000 debt was cancelled by the vendors. During May 2003, 782,108 warrants expired.

     At June 30, 2003, the Company had cash of $865 (2002 - $55,779) and a working capital deficiency of $7,817 (2002 working capital - $64,450) respectively. Total liabilities as of June 30, 2003 were $9,925 (2002 - $132), an increase of $9,793. For the six months ended June 30, 2003 the Company recorded a net gain of $15,923 ($0.00 per share), compared to a net loss of $37,236 ($0.01 per share) in 2002, and a net loss of $24,477 or $0.01 per share in 2001.

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


ITEM 3.  Controls and Procedures

(a) Within 90 days prior to the date of this report, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that the material financial, and non-financial information, required to be disclosed on Form 10-QSB, and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner. Based on the foregoing, the Company's management, including the President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 240.15d-14(c) of the Securities Exchange Act of 1934, as amended) are effective.

(b) There have been no significant changes in our internal controls, or in other factors, that could significantly affect these controls subsequent to the date of the evaluation hereof. No corrective actions were taken, therefore, with regard to significant deficiencies and material weaknesses.



                         PART 11.     OTHER INFORMATION

ITEM 1.   Legal Proceedings

          The Company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.

ITEM 2.   Changes in Securities

          In April 2003, the Company cancelled and returned to treasury 50,000 common shares issued in November 2002 at a price of $0.50 per share in settlement of $25,000 of debt. The $25,000 debt was cancelled by the vendors.

ITEM 3.   Defaults Upon Senior Securities

          Not  Applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual General Meeting on May 15, 2003. At the meeting two shareholders holding 4,050,000 shares were present in person and 200,000 shares were represented by proxy.

          At the meeting unanimous approval by a show of hands was given in respect to:

          1. The election of David Jenkins as the sole director of the Company, and
          2. The appointment of Moore Stephens Ellis Foster Ltd., as independent accountants for the Company.

ITEM 5.   OTHER  INFORMATION

          None.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits:

          3.1      Certificate of Incorporation*
          3.2      By-Laws*
          13.1     Form 10-QSB for the Quarter ended March 31, 2003*

          ----
          *  Previously  Filed


          (b)  Reports  on  Form  8-K:

          ----
          *  Previously  Filed

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Apollo Holdings, Inc.
                                               ---------------------

Date:  July 21, 2003                      BY:  /s/ David Jenkins
       -------------                           ----------------------
                                               David Jenkins
                                               Director and President

                                 CERTIFICATIONS
                                 --------------

I, David Jenkins, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Apollo Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 21, 2003                      BY:  /s/ David Jenkins
       -------------                           -----------------
                                               David Jenkins
                                               Director, President and CFO