Form 10QSB
period 2003-09-30
APOLLO HOLDINGS INC
filed 2003-11-04
CIK 944020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003
                                    ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For  the  transition period from _ _ _ _ _ _ _ _ _ _ to _ _ _ _ _ _ _ _ _ _

     Commission  file  number  333-58744
                               ---------

APOLLO  HOLDINGS,  INC.
-----------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                                  13-4171971
--------                                                  ----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

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

YES [ ]  NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,782,108 shares of Common Stock were outstanding as of October 31, 2003

Transitional Small Business Disclosure Format (check one);

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


                                      INDEX

                                                                        Page No.

PART I.  Financial  Information

Item 1.  Financial Statements
         Consolidated Balance Sheets --                                      3
         September 30, 2003 and December 31, 2002

         Consolidated Statements of Operations --                            4
         Nine month period ended September 30, 2003

         Consolidated Statements of Cash Flows --                            5
         Nine month period ended September 30, 2003

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       8

Item 3.  Controls and Procedures                                             10

PART II. Other Information

Item 1.  Legal Proceedings                                                   10

Item 2.  Changes in Securities                                               10

Item 3.  Defaults Upon Senior Securities                                     10

Item 4.  Submission of Matters to A Vote of Security Holders                 10

Item 5.  Other Information                                                   10

Item 6.  Exhibits and Reports on Form 8-K                                    10

Signatures                                                                   11

APOLLO HOLDINGS, INC & SUBSIDIARY
(A development stage enterprise)

Consolidated Balance Sheets
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------
                                                                             September 30    December 31
                                                                                     2003           2002
---------------------------------------------------------------------------------------------------------
                                                                             (unaudited)

ASSETS
Current
     Cash  and cash equivalents                                             $         683   $      2,260
     Loan receivable                                                                    -         23,598
     Prepaid expenses                                                                   -          2,527
---------------------------------------------------------------------------------------------------------
Total current assets                                                                  683         28,385

Fixed assets                                                                        3,835          6,973
---------------------------------------------------------------------------------------------------------
Total assets                                                                $       4,518   $     35,358
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current
     Accounts payable and accrued liabilities                               $       5,081   $     29,217
---------------------------------------------------------------------------------------------------------
Total liabilities                                                                   5,081         29,217
---------------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficiency)
     Share Capital
          Authorized:
               50,000,000 common shares, with par value $0.0001 per share
          Issued
               4,782,108 common shares (2002 - 4,832,108)                             478            483
Additional paid-in capital                                                        175,943        200,938
Deficit accumulated during the development stage                                 (176,984)      (195,280)
---------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficiency)                                              (563)         6,141
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficiency)                     $       4,518   $     35,358
=========================================================================================================


The accompanying notes are an integral part of these financial statements

APOLLO HOLDINGS, INC & SUBSIDIARY
(A development stage enterprise)

Consolidated Statements of Operations              November 12           Three           Three            Nine             Nine
(Unaudited)                                   1999 (inception)          months          months          months           months
(Expressed in U.S. Dollars)                                 to           ended           ended           ended            ended
                                                  September 30    September 30    September 30    September 30     September 30
                                                          2003            2003            2002            2003             2002
-------------------------------------------------------------------------------------------------------------------------------

General and administrative expenses
   Depreciation and amortization              $          4,533   $       1,046   $         523   $       3,138   $         872
   Interest, bank charges and
      foreign exchange                                   2,129             387             880             387           1,127
   Office and miscellaneous                             42,109           2,020           9,168           2,007          25,620
   Professional fees - accounting and legal             71,830               -           8,675           1,173          13,453
   Salaries and consulting fees                         56,420               -          23,797         (25,000)         39,207
-------------------------------------------------------------------------------------------------------------------------------

                                                       177,021           3,453          43,043         (18,295)         80,279
-------------------------------------------------------------------------------------------------------------------------------
Other Income
   Interest income                                          37               -               -               1               -
-------------------------------------------------------------------------------------------------------------------------------

Net income (loss) for the period                      (176,984)         (3,453)        (43,043)         18,296         (80,279)
===============================================================================================================================

Income (loss) per share, basic and diluted                       $       (0.00)  $       (0.01)  $       (0.00)  $       (0.02)
===============================================================================================================================

Weighted average number of
   common shares outstanding
   - basic and diluted                                               4,803,615       4,419,808       4,803,615       4,419,808
===============================================================================================================================


The accompanying notes are an integral part of these financial statements

APOLLO HOLDINGS, INC & SUBSIDIARY
(A development stage enterprise)
                                                     November 12
                                                            1999
Consolidated Statements of Cash Flows                (inception)     Nine Months      Nine Months
(Unaudited)                                                   to           Ended            Ended
(Expressed in U.S. Dollars)                         September 30    September 30     September 30
                                                            2003            2003             2002
-------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
   (Loss) for the period                           $    (176,984)  $      18,296   $     (80,279)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       -depreciation and amortization                      4,533           3,138             872
       -expenses satisfied with common stock              36,222         (25,000)         36,222

     Changes in assets and liabilities:
       -decrease (increase) in loan receivable                 -          23,598         (16,897)
       -decrease (increase) in prepaid expenses                -           2,527          (2,580)
       -increase (decrease) in accounts payable            5,081         (24,136)        (46,818)
-------------------------------------------------------------------------------------------------

                                                        (131,148)         (1,577)       (109,480)
-------------------------------------------------------------------------------------------------

Cash flows used in investing activities
   Purchases of capital assets                            (8,368)              -          (8,368)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from issuance of common stock                140,199               -         120,199
-------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents             683          (1,577)          2,351
Cash and cash equivalents, beginning of period                 -           2,260           3,178
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period           $         683   $         683   $       5,529
=================================================================================================


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

2.   Basis  of  Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiary Power2Search, Inc. All inter-company transactions and balances have been eliminated. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

     (c)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended September 30, 2003 and December 31, 2002.

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

(4)  Common  shares  outstanding

     As at September 30, 2003, the Corporation's authorized capital stock consists of 50,000,000 common shares with a par value of $0.0001 per share. There were 4,782,108 common shares issued and outstanding at September 30, 2003.

(5)  Warrants  outstanding

     There  were  no  warrants  outstanding  at  September  30,  2003.


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

(B) Significant developments during the nine month period ended September 30, 2003 and Subsequent Events

     During the nine months ended September 30, 2003 the Company's sales and marketing personnel contacted potential clients and valuable brand-owing companies explaining how our products and services would help them to monitor and categorize information on the Internet and protect company networks from hacking and intrusion and thus protect valuable Intellectual Property.

(C)  Results  of  Operations

     (a) Nine Months Ended September 30, 2003 (Fiscal 2003) versus Nine Months Ended September 30, 2002 (Fiscal 2002)

          The Company issued 0 common shares (2002 - 782,108) for aggregate proceeds of $0 (2002 - $156,421).

          The Company had no operating revenues for the nine month period ended September 30, 2003 (2002 - $0).

          For the nine month period ended September 30, 2003 the Company recorded income of $18,296 or $0.00 per share, compared to a loss of $80,279 ($0.02 per share) in 2002. Consulting fees of $25,000 expensed in fiscal 2002 were reversed in April 2003 and the debt cancelled by the vendors.

          General and administrative expenses - For the nine month period ended September 30, 2003 the Company recorded general and administrative expenses of -$21,433 (fiscal 2002 - $79,407). The fiscal 2003 amount includes professional fees - accounting $1,173 (fiscal 2002 - $265) and legal $0 (fiscal 2002 - $13,188).

          Amortization expenditures - For the nine month period ended September 30, 2003 the Company recorded depreciation costs of $3,138 compared to $872 in fiscal 2002.

     (b) Nine Months Ended September 30, 2002 (Fiscal 2002) versus Nine Months Ended September 30, 2001 (Fiscal 2001)

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

          General and administrative expenses - For the nine month period ended September 30, 2002 the Company recorded general and administrative expenses of $79,407 compared to $30,303 in 2001.

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

     At September 30, 2003, the Company had cash of $683 (2002 - $5,529) and a working capital deficiency of $4,398 (2002 working capital - $22,130) respectively. Total liabilities as of September 30, 2003 were $5,081 (2002
     - $2,876), an increase of $2,205. For the nine months ended September 30, 2003 the Company recorded income of $18,296 ($0.00 per share), compared to a net loss of $80,279 ($0.02 per share) in 2002, and a net loss of $30,303 or $0.01 per share in 2001.

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

(E)  Plans  for  the  Year  2003  and  2004.

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

          None

ITEM 3.   Defaults  Upon  Senior  Securities

          Not  Applicable

ITEM 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

          Not  Applicable.


ITEM 5.   OTHER  INFORMATION

          None.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits:

          3.1   Certificate  of  Incorporation*
          3.2   By-Laws*
          13.1  Form  10-QSB  for  the  Quarter  ended  March  31,  2003*
          13.2  Form  10-QSB  for  the  Quarter  ended  June  30,  2003*
          31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          ----
          *  Previously  Filed


          (b)  Reports  on  Form  8-K:

               None
          ----
          *  Previously  Filed

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Apollo Holdings, Inc.
                                              ---------------------
                                              Registrant

Date: November 3, 2003                  BY:   /s/  David  Jenkins
      ----------------                        -------------------
                                              David  Jenkins
                                              Director  and  President