Form 10KSB
period 2003-12-31
GTREX INC
filed 2004-04-01
CIK 944020

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 2003

              FINANCIAL STATEMENTS WILL BE INCLUDED IN AN AMENDMENT

                                   GTREX, Inc.
                        (formerly Apollo Holdings, Inc.)
             (Exact name of registrant as specified in its charter)


             Delaware               333-58744             13-4171971
           -----------             ------------          -------------
(State or other jurisdiction       (Commission          (IRS Employer
       of incorporation)          Identification No.)      File Number)
               515 Madison Avenue, 21st Floor, New York, NY 10022
               (Address of principal executive offices) (Zip code)
                                  212 838 0441
            (Registrant's Telephone Number, Including the Area Code)

        1060 Alberni Street, Suite 1505, Vancouver, B.C., Canada V6E 4K2
          (Former name or former address, if changed from last report)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock par value $.001
                         Common Stock purchase warrants

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2004 was $28,854,400.

As of March 31, 2004, there were a total of 18,034,000 shares of the registrant's common stock, par value $.001 per share, outstanding, including warrants, options and commitments to issue shares as of that date.

          Transitional Small Business Disclosure Format Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page

PART 1


     Item 1.      Description of Business                                     2
     Item 2.      Description of Property                                     7
     Item 3.      Legal Proceedings                                           7
     Item 4.      Submission of Matters to a Vote of Security Holders         7


PART II


     Item 5.      Market for Common Equity and Related Stockholder Matters    8
     Item 6.      Management's Discussion and Analysis                        8
     Item 7.      Financial Statements                                       11
     Item 8.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                    11
     Item 8A.     Controls and Procedures                                    11


PART III


     Item 9.      Directors and Executive Officers                           11
     Item 10.     Executive Compensation                                     12
     Item 11.     Security Ownership of Certain Beneficial Owners
                      and Management and Related Shareholder Matters         12
     Item 12.     Certain Relationships and Related Transactions             13
     Item 13.     Exhibits and Reports on Form 8-K                           13
     Item 14.     Principal Accountant Fees and Services                     13


SIGNATURES                                                                   13

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Except for historical facts, the statements in this annual report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that may Affect Future Results." We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GTREX is a Global Distribution System providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities. GTREX searches for the availability and price for the itinerary suggested by the buyer over all direct connected suppliers and GDS and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. GTREX will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them, obviating the need and cost of Global Distribution Systems (GDS).

According to Phocus Wright historicals and CSFB estimates, travel distribution is moving fast from off-line to on-line in the U.S. The penetration of on- line distribution is expected to grow from 15% in 2002 to 39% by 2007. On-line distribution is expected to grow at 27.7% CAGR from 2002 to 2007 when it is expected to approach $100 billion a year. Online supplier direct distribution is expected to grow five fold from $10 billion in 2002 to $45 billion by 2007. GTREX is ideally positioned to participate in this growth.

With direct access, GTREX brings cost efficiency to the provisioning of reservations among large suppliers and large buyers of travel, decreasing the brand confusion and complexity of yield management caused by the profusion of numerous channels that exist currently. Suppliers will save GDS costs, realize better brand and yield management and provide improved, segmented customer relationships. Travelers will enjoy the convenience of consolidated passenger name records when changing itineraries.

Travel Industry

The Travel & Tourism Industry - a muti-trillion dollar industry - is under immense pressure to reduce costs. One of the most significant and fast growing overhead costs is in "Distribution" - marketing, reservation and sale of travel products - which is based on cumbersome and expensive transaction processing. The "legacy Global Distribution Systems" (GDS') and the systems and networks of Travel Agents and Tour Operators have become unduly complex and labor intensive. Travel suppliers and sellers spend more than $12 billion a year on electronic distribution. Analysts and industry decision makers are agreed that the most substantial cost reduction and service improvement in Distribution will come from the use of Internet and new technologies. Forrester Research estimates that direct links would increase the profitability of a typical supplier by 10% as it diverts a third of its sales from GDS's directly to buyers. Over the next three years the percentage of sales via direct connects is projected to increase 15-20% industry wide.

Business proposition

GTREX, Inc. is engaged in the development, marketing and delivering of Internet web-service for direct distribution of travel reservations worldwide. This premiere service is aimed at lowering the costs for suppliers and distributors; and is more flexible and easier to use than existing systems. Travel suppliers will be able to save up to 75% of the cost of current distribution systems. GTREX will provide integrated and seamless web-based linkage from the supplier's reservation systems to the systems of their selected buyers and serve as reservation service between them, obviating the need and cost of GDS.

While GDS is aimed to serve individual traveler with availability, fares and reservation, GTREX aims to bring directness and cost efficiency in the provisioning of availability and reservation among large suppliers and large buyers of travel under pre-contracted terms. GTREX service will allow a large buyer to purchase from multiple certified and contracted sellers in a single session. Suppliers will save GDS costs, have better brand and yield management, and provide improved and segmented customer relationships. Travelers will enjoy the convenience of super PNRs when changing itineraries. GTREX web service will appeal to any travel supplier seeking to use the Internet to drive down distribution costs and to large buyers and buying associations to harness the speed, interoperability and low cost of Internet.

Technology

 GTREX's 4th generation travel booking and distribution engine is based on an open and scalable architecture that uses leading edge technology (JAVA, SOAP and XML). The architecture & technologies greatly simplify integration of various travel industry systems and services, regardless of technology base. Translation of non-XML-based technologies, e.g. Structured Query Language (SQL), into an XML format is easily accomplished with available tools. Suppliers, Distributors and other Users systems will integrate quickly & efficiently into the GTREX web service whatever protocols they currently support.


GTREX will provide travel suppliers with significantly lower transaction fees, offering cost reductions in the neighborhood of 75% while providing superior functional capabilities to both suppliers and intermediaries. These savings will primarily be the result of the GTREX platform running on modern, standards based Internet technology compared to the legacy GDS systems that have been built based on mainframe computing, dedicated private networks and non-standards interfaces - all of which makes an unnecessary high cost infrastructure.


We do not anticipate a huge sales and marketing staff, but rather use our cost/functionality advantages as well as innovative promotional techniques to clearly position in the marketplace.

|X| Because we will rely primarily on a very low volume based transaction fee, we believe that both suppliers and distributors will take GTREX as an alternative distribution system and use it where they see comparative advantage.

|X| We see a still untapped market in hundreds of thousands of destinations that could use GTREX to establish their own brand and proprietor niche. A far smaller but equally compatible client base will be the travel related associations and agencies who could use GTREX as a private label platform for their members, creating a "club" platform and in the process a base for increased revenues for through commissions.


 GTREX intends to offer significant cost savings to suppliers utilizing GDS for the majority of transactions. It will be identified ideally as a low cost alternative channel particularly where they seek their direct links with volume distributors. It will also attract suppliers who are currently not well served by GDS such as rail, cruise, tour operators and travel consolidators. The latter have been constrained by both the inflexible GDS technology as well as the high prices.


We shall appeal to distributors in three ways. For high volume links to suppliers with whom they have special commission relationships - where the low GTREX transaction fee will allow those suppliers leeway to pay higher commissions. By offering significant "special net fares and hotel rates" to GTREX distributors, we will enable them to compensate for the tendency of suppliers to eliminate commissions to all but volume sellers. By offering a capacity to "bundle" air, cruise, hotel, car rental and ground arrangements through IDC connects, GTREX will give them a new tool to "mix and match" package business more readily than has existed before and at very advantageous transaction rates.


GTREX will initially connect to targeted, larger suppliers, intermediaries and destinations, in order to generate critical transaction volumes in GLOBAL LINK. It will also provide e- distribution to all the user groups, linking rapidly to travel agency groups, then offering the distribution platform API to other travel intermediaries including, online travel sites, corporate booking agents, existing GDS and the like.


Our business goals are structured to increase cost only when a decision on full commercial operation has been taken, but the system will be capable of rapid ramp up thereafter and commensurate with forecast revenue flows. In the first six months after receipt of new investment, we will focus on platform completion, successful testing & organization for commercial operation or trade sale. We will build an initial critical mass of users and partners with a small staff in the US and Europe. Expansion will depend on the board decision on the fundamental business question in the second sixth month period.


GTREX System

The GTREX system is past the prototype stage and is under pilot testing at a large travel agency. GTREX development team is enhancing the system with new functionalities and for easy connectivity to the supplier reservation systems. The operating infrastructure is being scaled for large transaction volumes, secure and industrial strength delivery.

Business plan

The Company plans to start commercial web services in the second quarter of 2004. The company has the leverage of Industry experts on its sales team and a prospects pipeline of several major suppliers and large buyers. The company has received excellent responses in its approach to all prospects. The company's

Board and executive management are seasoned and successful individuals with accomplishments that are well known in the travel industry and technology. Company's five-year financial plan aims for annual revenue exceeding $18 million with annual operating profit approaching $7 million.

GTREX will distribute direct access to supplier inventory for its large buyers with brand management and fulfillment of contracted terms at a time when travel suppliers are losing control over their inventory and pricing due to costly multi-layer distribution, blurring of brands, aging and costly information systems in this growing and very large, almost the largest, global industry. Direct access to supplier is increasingly sought after solution and GTREX will provide it at one-third the current cost.

Competition

The online travel market has shown impressive growth. Travel is a proven winner on the Internet. The incumbent organizations have the space, the expertise and the finance to dominate. Suppliers themselves have the potential to benefit enormously from the destabilization of the distribution chain by using the Internet as a direct connection. For example, the major airlines have steadily been cutting commission costs to travel agents and encouraging customers to book directly on their web sites - they have collectively developed Orbitz, a low fare web based site centered in the US and Opordo a similar entity in Europe, replicating the pattern they used in creating the GDS themselves in the 1980's. In the hotel sector, Pegasus is seeking to develop its own vehicle and cruise companies are looking towards web based engines and e-business activity as a primary distribution mode. The GDS themselves are competition. They have significant numbers of users and suppliers under carefully structured contract designed to secure allegiance through price/technology/marketing options. They will use their position to transfer allegiance to their web linked and ultimately web based vehicles. For the near-term however, GDS legacy systems will remain integral to travel distribution due to their transaction processing and data storage capabilities. The advances in technology are nevertheless undermining the position of the GDS - despite their migration to hybrid web linked systems.

Hybrid systems already in existence are significant competitive forces - most specifically Expedia by Microsoft and Travelocity by Sabre who have a strong incumbent position - for the moment they transact via the GDS and hence are not a direct threat - but they will migrate to the web alone. Independents will also aim for this space - existing major individual suppliers and users, organizations representing agents and users and non-travel companies seeing market opportunity.

Government Regulation

   Travel Industry Regulation

We must comply with laws and regulations relating to the travel industry and the sale of travel services. These include registering with various states and countries as a seller of travel, complying with certain disclosure requirements and participating in state restitution funds. Both the Federal Trade Commission
(FTC) and the U.S. Department of Transportation (DOT) take the position that their regulations prohibiting unfair and deceptive advertising practices apply to our business. The FTC recently released guidance to Internet search companies concerning the inclusion of paid advertising and paid placement within search engine results. The guidance announced the FTC's staff's view that Internet search engines that fail to disclose paid placement and paid advertising may be misleading consumers and may thus be violating federal law. Although we are not an Internet search engine, the FTC has indicated that its guidance may apply to advertising and placement on travel websites.

In addition, our travel planning services are indirectly affected by regulatory and legal uncertainties affecting travel suppliers and global distribution systems. The DOT is considering whether to apply rules that are similar to its global distribution systems rules to online travel services. In November 2002, the DOT published a Notice of Proposed Rulemaking, proposing several changes to its rules governing global distribution systems. The current rules are effective through January 31, 2004. If the DOT elects to regulate online travel service providers' fare displays, it may limit our ability to merchandise air travel. The DOT is also proposing to amend policies regarding advertising of air tickets, to require that agency service fees be stated separately from the price being charged by the airlines. Our current service fee disclosure practices differ from those proposed by the DOT. If the service fee proposal is adopted, we may have less flexibility regarding merchandising air travel on our domestic websites.

   Regulation of the Internet

Currently, few laws and regulations apply directly to the Internet and commercial online services and, to the extent such laws exist or apply to us; we believe we are in compliance with all of them. The following summary does not purport to be a complete discussion of all enacted or pending regulations and policies that may affect our business. This summary focuses primarily on the enacted federal, state and international legislation specific to businesses that operate as we do. For further information concerning the nature and extent of federal, state and international regulation of online businesses, please review public notices and rulings of the U.S. Congress, state and local legislature and international bodies.

Due to the growth of the Internet and online commerce, coupled with publicity regarding Internet fraud, new laws and regulations are continually being considered (at the federal, state and international levels) regarding property ownership, sales and other taxes, pricing and content, advertising, intellectual property rights, libel, user privacy, and information security. New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products and services or increase our cost of doing business. We cannot predict whether any of the legislation currently pending will be enacted and what effect, if any, it would have on our company.

Privacy. As an online business, customers provide us with personally identifiable information (PII) that has been specifically and voluntarily given. PII includes information that can identify a customer as a specific individual, such as name, phone number, or e-mail address. This information is used only for the purpose of responding to and fulfilling customer requests for our travel products and services. We only share customer PII with our authorized travel service providers or as required by law, and only as necessary in order to complete a transaction that customers specifically request. We do not sell or rent PII to anyone. We provide customers with choice and control over the collection and use of their PII, as well as a means of updating, correcting, or removing any PII stored in their customer profile. Customers are provided the opportunity to specifically choose the promotional marketing communications they wish to receive from our company. If they choose to opt-out any of the promotional communication services that we provide, then we will only send communication that relates to a specific travel purchase they have made through us.

Current U.S. Federal Privacy Regulation. Current privacy laws are focused on financial institutions, health care providers, and companies that voluntarily solicit information from children. Additionally, the Federal Trade Commission has a role in consumer privacy protection and is involved with related enforcement activities. Customers are provided the opportunity to specifically choose the promotional marketing communications they wish to receive from our company. If they choose to opt-out any of the promotional e-mail services that we provide, then we will only send e-mail that relates to a specific travel purchase they have made through us. Increasing concern over consumer privacy, including the use of the Internet for conducting transactions and electronic commerce, has led to the introduction of legislation at the federal level. There is also legislation pending to regulate unsolicited commercial email. Expedia does send unsolicited commercial email. We cannot predict whether any of the legislation currently pending will be enacted and what effect, if any, it would have on our company.

Current State Privacy Regulation. Many states have enacted or are considering legislation to regulate the protection of consumer's private information and unsolicited commercial email on the internet. The legislation that has become state law is a small percentage of the number still pending, and is similar to what has been introduced at the federal level. We cannot predict whether any of the proposed state privacy legislation currently pending will be enacted and what effect, if any, it would have on our company.

Current International Privacy Regulation. The primary international privacy regulations to which our international operations are subject are Canada's Personal Information and Protection of Electronic Documents Act and the European Union Data Protection Directive:

        Canada: The Personal Information and Protection of Electronic Documents Act (PIPEDA) provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector. PIPEDA recognizes the individual's right to privacy of their personal information.
     o Additionally, it recognizes the need of organizations to collect, use and share personal information and establishes rules for handling personal information. On January 1, 2004, PIPEDA extends to the collection, use, or disclosure of personal information in the course of any commercial activity within a province.


        Europe: Individual countries within the European Union (EU) have specific regulations related to the transborder dataflow of personal information (i.e., sending personal information from one country to
     o another). The EU Data Protection Directive encompasses many of these individual regulations and requires companies doing business in EU member states to comply with its standards. It provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when sending personal data from any of the EU member states.

Effective July 25, 2000, the EU member states adopted a safe-harbor arrangement that provides that U.S. organizations can adopt procedures that comply with European privacy regulations and can certify their compliance through notice to the U.S. Department of Commerce. Participation in the safe harbor is voluntary and indicates that the organization provides an adequate level of privacy protection and qualifies the company to receive data from EU member states. A company does not have to join the safe harbor to be in compliance with the EU Data Protection Directive. It may choose instead to seek approval for the data transfers from the specific individual. U.S. companies that avail themselves of the safe harbor arrangement are subject to oversight and possible enforcement actions by the Federal Trade Commission or the Department of Transportation (which has authority over "ticket agents") if they violate the provisions of their certification. Such violations may be found to be unfair and deceptive practices.

Taxes

We rely upon generally available interpretations of tax laws and regulations in the countries and locales in which we operate and for which we provide travel services. We cannot be sure that the responsible taxing authority will be in agreement with our views. The imposition of additional taxes could cause us to have to pay taxes that we currently do not collect or pay or increase the costs of our products or services or increase our costs of operations.

      We are currently conducting an on-going review and interpretation of the tax laws in various state and local jurisdictions relating to state and local sales and hotel occupancy taxes. The current industry practice is that the hotels collect and remit these taxes to the various tax authorities. Consistent with this practice, we recover the taxes from customers and remit the taxes to the hotel operators for payment to the appropriate tax authorities. Several jurisdictions have stated that they may take the position that we are liable for the tax on the gross profit from merchant hotel transactions. We have not paid nor agreed to pay such taxes but have established a reserve for potential payment. We are also monitoring the effect of value added taxes in certain foreign jurisdictions in which we operate.

      In addition, Federal legislation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998 and extended in 2001. The Internet Tax Non-Discrimination Act (ITNA), as this legislation is known, protects certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation. It is possible this legislation will not be renewed when it terminates. The ITNA is currently scheduled to terminate on November 1, 2003. If the ITNA does expire and no new law is enacted, some state and local governments may view this as an opportunity to impose additional taxes on Internet-based sales.

Employees

We currently have approximately two employees located in New York and New
Jersey.

These employees are involved in executive management and product development.

ITEM 2. DESCRIPTION OF PROPERTY

We own no real estate or other properties. Our main offices at 515 Madison Avenue, 21st Floor, New York, NY 10022.


ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fiscal year 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our outstanding shares of common stock, par value $.001 per share, are traded under the symbol "GRXI" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. The following table sets forth the closing high and low prices of the common stock for the periods indicated, as reported by the NASD. These quotations are believed to be representative inter-dealer prices, without retail mark-up, markdown or commissions and may not represent prices at which actual transactions occurred:

                                     BID                                         ASK

End Date               High          Low        Close              High          Low        Close

02/27/2004                7         0.09            7                11         0.55           11

11/28/2003             0.09         0.08         0.09              1.01         0.55         0.55

08/29/2003             0.09         0.08         0.09              0.55         0.55         0.55

05/30/2003             0.08         0.08         0.08              0.55         0.55         0.55

Holders: We have approximately 200 common shareholders of record as of March 30, 2004. This number does not include shareholders whose shares are held in street or nominee names.

Dividends: While there are no restrictions on our ability to pay dividends, other than those common to all companies incorporated under the laws of the State of Delaware, we did not pay dividends to holders of our common stock. We do not expect to pay a cash dividend on its common stock in the foreseeable future and payment of dividends in the future will depend on our earnings and cash requirements. We did, however, pay a stock dividend of 11 shares for every share outstanding on March 11, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were formally named Apollo Holdings, Inc. On December 16, 2003 we announced we were looking for a new business plan. On February 24, 2004 we changed our name to GTREX, Inc. in anticipation of a merger. On March 12, 2004 we completed a merger with GTREX-Global Travel Exchange, Inc., a privately held Delaware corporation and changed our business emphasis to travel and tourism. We finalized an Agreement And Plan Of Reorganization with GTREX-Global Travel Exchange, Inc., a privately held Delaware corporation (hereinafter "GTREX-PRIVATE") wherein it was agreed that (i) GTREX shall acquire all of the issued and outstanding shares of GTREX-PRIVATE in exchange solely for the same number of shares of GTREX's authorized but unissued common stock in a share for share exchange (the "Exchange"); (ii) the Exchange shall qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, and related sections thereunder; and (iii) the Exchange shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended (the "Act") and under the applicable securities laws of each state or jurisdiction where the Members reside. In accordance with that agreement, the controlling shareholder of GTREX has agreed to retire all of his issued and outstanding common stock of GTREX acquired prior to the agreement in order to balance the equities between the parties to the agreement. Further in accordance with that agreement, GTREX will issue 7,542,068 of common stock to GTREX-PRIVATE shareholders this week, exclusive of shares that may be owned to GTREX-PRIVATE shareholders that GTREX has not yet been able to locate. In accordance with the agreement, however, GTREX will reserve that number of shares for issuance pursuant to the agreement to which said GTREX-PRIVATE shareholders are entitled. Also in accordance with that agreement, GTREX has now adopted the business plan of GTREX-PRIVATE.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

Revenue

We had no revenue in the year ended December 31, 2003 compared to the year ended December 31, 2002. We do not plan to begin commercial operations until the second quarter of 2004.

Research and Development expenses

We had no research and development expense in the year ended December 31, 2004. For 2004, we intend to continue our efforts on enhancements on our principal products. While the market for this product is still in the early stage of development we intend to continue working on these products.

Liquidity and Capital Resources.

During the year ended December 31, 2003, we have funded our operations for the most part through equity financing and have had no line of credit or similar credit facility available to us. We do intend to raise between $500,000 and $2,000,000 in equity financing during 2004.

CRITICAL ACCOUNTING ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, investments, intangible and other long-lived assets, income taxes, warranty obligations, product returns, restructuring costs, litigation and contingencies. Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS.

We have a history of losses, and our future profitability is uncertain.

Due to our limited operating history, we are subject to the uncertainties and risks associated with any new business. Prior to the merger, the private company experienced significant operating losses every year since incorporation. The private company incurred a net loss of $213,175 for the year ended April 30, 2003 (2002 - $353,022) and reported an accumulated deficit at that date of $1,467,753 (2002 - $95,037). We expect to continue to incur losses at least for the first quarter of 2004.

There can be no assurance that we will ever generate an overall profit from our products or that we will ever reach profitability on a sustained basis.

Competition in the travel and tourism industry is intense and there is uncertainty that given our new technology and limited resources that we will be able to succeed. The online travel market has shown impressive growth. Travel is a proven winner on the Internet. The incumbent organizations have the space, the expertise and the finance to dominate. Suppliers themselves have the potential to benefit enormously from the destabilization of the distribution chain by using the Internet as a direct connection. For example, the major airlines have steadily been cutting commission costs to travel agents and encouraging customers to book directly on their web sites - they have collectively developed Orbitz a low fare web based site centered in the US and Opordo a similar entity in Europe, replicating the pattern they used in creating the GDS themselves in the 1980's. In the hotel sector, Pegasus is seeking to develop its own vehicle and cruise companies are looking towards web based engines and e-business activity as a primary distribution mode. The GDS themselves are competition. They have significant numbers of users and suppliers under carefully structured contract designed to secure allegiance through price/technology/marketing options. They will use their position to transfer allegiance to their web linked and ultimately web based vehicles. For the near-term however, GDS legacy systems will remain integral to travel distribution due to their transaction processing and data storage capabilities. The advances in technology are nevertheless undermining the position of the GDS - despite their migration to hybrid web linked systems.

Hybrid systems already in existence are significant competitive forces - most specifically Expedia by Microsoft and Travelocity by Sabre who have a strong incumbent position - for the moment they transact via the GDS and hence are not a direct threat - but they will migrate to the web alone. Independents will also aim for this space - existing major individual suppliers and users, organizations representing agents and users and non-travel companies seeing market opportunity.

Our future operating results are subject to a number of risks, including our ability or inability to implement our strategic plan, to attract qualified personnel and to raise sufficient financing as required. Inability of our management to guide growth effectively, including implementing appropriate systems, procedures and controls, could have a material adverse effect on our business, financial condition and operating results.

The travel and tourism industry is in a state of rapid technological change and we may not be able to keep up.

We may be unable to keep up with technological advances in the industry. As a result, our products may become obsolete or unattractive. The industry is characterized by rapid technological change. In addition to frequent improvements of existing technology, there is frequent introduction of new technologies leading to more complex and powerful products. Keeping up with these changes requires significant management, technological and financial resources. As a small company, we do not have the management, technological and financial resources that larger companies in our industry may have. There can be no assurance that we will be able or successful in enhancing our existing products, or in developing, manufacturing and marketing new products. An inability to do so would adversely affect our business, financial condition and results of operations.

We have limited intellectual property protection and there is risk that our competitors will be able to appropriate our technology.

Our ability to compete depends to a significant extent on our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others. We regard our technology as proprietary. We have no issued patents or pending patent applications, nor do we have any registered copyrights with respect to our intellectual property rights. We rely on employee and third party non-disclosure agreements and on the legal principles restricting the unauthorized disclosure and use of trade secrets. Despite our precautions, it might be possible for a third party to copy or otherwise obtain our technology, and use it without authorization. Although we intend to defend our intellectual property, we cannot assure you that the steps we have taken or that we may take in the future will be sufficient to prevent misappropriation or unauthorized use of our technology. In addition, there can be no assurance that foreign intellectual property laws will protect our intellectual property rights. There is no assurance that patent application or copyright registration that may be filed will be granted, or that any issued patent or copyrights will not be challenged, invalidated or circumvented. There is no assurance that the rights granted under patents that may be issued or copyrights that may be registered will provide sufficient protection to our intellectual property rights. Moreover, we cannot assure you that our competitors will not independently develop technologies similar, or even superior, to our technology.

Use of our products is subordinated to other uses and there is risk that our customers may have to limit or discontinue the use of our products.

We may be subject to product liability claims and we lack product liability insurance.

We face an inherent risk of exposure to product liability claims in the event that the products designed and sold by us contain errors, "bugs" or defects. There can be no assurance that we will avoid significant product liability exposure. We do not currently have product liability insurance and there can be no assurance that insurance coverage will be available in the future on commercially reasonable terms, or at all. Further, there can be no assurance that such insurance, if obtained, would be adequate to cover potential product liability claims, or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect our business, financial condition and results of operations.

We depend upon third party manufacturers and there is risk that, if these suppliers become unavailable for any reason, we may for an unknown period of time have no product to sell.

We depend upon a limited number of third party manufacturers to make our products. If our suppliers are not able to manufacture for us for any reason, we would, for an unknown period of time, have difficulty finding alternate sources of supply. Inability to obtain manufacturing capacity would have a material adverse effect on our business, financial condition and results of operations.

We may suffer dilution if we issue substantial shares of our common stock:

o upon conversion of convertible debentures; and, o upon exercise of the outstanding warrants and options.

We are obligated to issue a substantial number of shares of common stock upon the conversion of our convertible debentures and exercise of our outstanding warrants and options. The price, which we may receive for the shares of common stock, that are issuable upon conversion or exercise of such securities, may be less than the market price of the common stock at the time of such conversions or exercise. Should a significant number of these securities be exercised or converted, the resulting increase in the amount of the common stock in the public market could have a substantial dilutive effect on our outstanding common stock.

The conversion and exercise of all of the aforementioned securities or the issuance of new shares of common stock may also adversely affect the terms under which we could obtain additional equity capital.

Our common stock now trades on the less well recognized Over the Counter Bulletin Board, which could limit liquidity.

Our common stock is subject to the penny stock rules which mean our market liquidity could be adversely affected.

The SEC's regulations define a "penny stock" to be an equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules impose additional sales practice requirements on broker dealers that sell low-priced securities to persons other than established customers and institutional accredited investors; and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline.

No dividends anticipated.

We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

The information required hereunder in this report will be filed in an amendment to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 30, 2004 we changed our auditing firm to Peterson & Company in San Diego, California as a result of recent pronouncements by the Securities And Exchange Commission that Canadian firms will no longer be permitted to sign audit opinions for Securities Exchange Act reporting companies located in the United States.

ITEM 8A. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were reasonably effective.

For the three month period ended December 31, 2003, there were no changes in our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

Our present directors and officers and their positions are listed below. Each director will serve until the next annual meeting of the stockholders or until his successor has been elected and duly qualified. Directors serve one year terms and officers hold office at the pleasure of our board of directors, subject to employment agreements. There are no family relationships between or among directors and executive officers.

Name                                        Position
Kailash Khanna                              Chief Executive Officer and Director
Tommaso Zanzotto                            Chairman of the Board
Ronald Lindsay                              Director and Consultant
Christopher Berlandier                      Director and Consultant
Vijay Saradhi                               Vice Pres. Technology & Operations
Mike Brand                                  Technical Lead

Management Biographies

Kailash Khanna, Chief Executive Officer & Director

Dr. Khanna has an extensive background in information technology for the financial services and Travel Industry. He has held executive responsibilities at American Airlines, American Express, CIT and S.W.I.F.T. and latterly as president of CBSI International, a leading IT services company (Now Named COVANSYS on NASDAQ). He has a B.S. from Delhi University, a master's and doctorate in operations research/industrial management from Columbia University and is a graduate of the Harvard's International management program. Dr. Khanna has been on the Board of several private Companies and Sanchez Computer Associates, a NASDAQ company.

Tommaso Zanzotto, Chairman of the Board

Mr. Zanzotto is chairman of www.onlinetravel.com a UK publicly quoted company operating over 100 Internet travel brands; honorary member of The World Travel and Tourism Council; World, and member of the International advisory Committee of INSEAD International Business School in Fontainebleau, France. Mr. Zanzotto spent a 25 years career with American Express culminating as President of all international activities after having served as President Corporate Card USA, President Europe, and as General Manager in several regions. He joined Hilton International in 1993 as Chairman and CEO based in London and in 1996 started Tz associates as Chairman. Over the years, Mr. Zanzotto has served on several Boards including: American Express Bank and American Express TRS Co. in New York; Club Med in Paris; Ladbroke Plc in London; Kuoni Holding Ltd in Zurich; Travel Service International in Miami.

Ronald Lindsay, Director and Consultant

Mr. Lindsay, a co-founder of the Company, is an expert on travel distribution. Mr. Lindsay has worked and consulted with several major airlines, owned and operated a corporate/leisure travel agency, and consulted in marketing operations, advertising campaigns and multimedia project development.

Christopher Berlandier, Director and Consultant

Mr. Berlandier, a co-founder, is an experienced entrepreneur in technology and system services companies. With his rich business and information technology background, over the last fifteen years, Mr. Berlandier has initiated and led to growth of several software consulting and product development companies. As founder, CEO, CTO he led the creation and development of Secure Software Inc. that provides corporations and government entities with a portable and scalable collaborative security software solution that is efficient, cost-effective and maintenance free. Mr. Berlandier was awarded Congressional Medal of merit for Small Business Contribution to the community and was appointed to the National Business Advisory Council. Mr. Berlandier studied computer science and business administration at Long Beach State University.

Vijay Saradhi, Vice President of Technology & Operations.

Mr. Saradhi is an expert in management of multiple, multi-site projects. Vijay has over 17 years experience in a broad range of IT activities including evaluating and selecting appropriate technologies, architecture, design and development, team building, full life-cycle project management, customer support management, help-desk operations and process improvement. Mr. Saradhi has held technology and operations responsibilities at Federal Reserve, Berkshire and Alpine Capital Bank, S.W.I.F.T and Unisys Corporation. Mr. Saradhi holds a Bachelors and Masters in Industrial Engineering from National Institute Industrial Engineering, Bombay, India.

Mike Brand, Technical Lead

Mr. Brand has over seventeen years experience in programming, design and architecture of object-oriented J2EE applications in C++ and Java. His work associations include Price Waterhouse Coopers and Xtra Online Inc. Mr. Brand has B.A. in Physics and studied towards a PH.D. in Physics at the University of Texas at Arlington.

Audit Committee

We did not have an audit committee during the year ended December 31, 2003. We anticipate forming an audit committee during 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requires officers, directors and persons who beneficially own more than 10% of a class of the Company's equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2003 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2003, or written representations that Form 5 was not required for fiscal 2003, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders will be fulfilled in a timely manner.

Code Of Ethics

We have not adopted a code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

Director Compensation

During the year ended December 31, 2003, there was no director's compensation.

Employment Agreements

During the year ended December 31, 2003 there were no employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table provides information regarding beneficial ownership of our common stock as of March 30, 2004 by each person known to us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our chief executive officer and two other executive officers; and all of our current directors and executive officers as a group.



Name and Address of                                           Amount of Common         % of Common Stock
Beneficial Owner (1)                                    Stock Beneficially Owned (2)      Outstanding (3)
----------------------------------------------------------------------------------------------------------
Kailash C. Khanna, President, CEO, CFO and Director              1,000,000                   5.54%
Tommaso Zanzotto, Director                                         640,000                   3.54%
Chris Berlandier, Director                                       1,122,400                   6.22%
Ron Lindsay, Director                                            1,000,000
5.54%
                                                               ------------            -----------

All directors and executive officers (4 persons)                 3,762,400                  20.86%
                                                               ------------            -----------


 (1) Each director's address and officer's address is c/o GTREX, Inc., 515 Madison Avenue, 21st Floor, New York, NY 10022 (2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated each person possesses sole voting and investment power with respect to all of the shares of common stock owned by such person, subject to community property laws where applicable. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable 60 days after March 31, 2004, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on shares of common stock outstanding on March 31, 2004, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d- 3(d)(1) under the Exchange Act. (3) Based on a total of 18,034,000 shares outstanding which includes warrants, options and commitments to issue common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions or series of transactions, for the fiscal year ended December 31, 2003, to which we were a party, in which the amount exceeds $60,000 and in which, to our knowledge, any director, executive officer, nominee, 5% or greater stockholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits. We have listed the exhibits filed as part of this annual report in the accompanying exhibit index, which follows the signature page to this annual report. The exhibits marked with an asterisk (*) are included with and filed as part of this annual report on Form 10-KSB.

(b) Reports on Form 8-K.

On December 16, 2003, we furnished a current report on Form 8-K which reported that we were seeking a new business emphasis.

On January 23, 2004, we furnished a current report on Form 8-K which reported that the controlling shareholder had sold all of his interest and a change in directors.

On February 24, 2004, we furnished a current report on Form 8-K which reported that we had amended our articles of incorporation to change our name to GTREX, Inc. and increased the total number of authorized common shares to 100,000,000. We also reported that we had moved our executive office location to 515 Madison Avenue, 21st Floor, New York, New York.

On March 25, 2004, we furnished a current report on Form 8-K announcing the closing of our merger agreement with GTREX-Global Travel Exchange, Inc., a privately held Delaware corporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item will be reported in an amendment to this Form 10-KSB.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  March 31, 2004      GTREX, Inc.


                           By: /s/ Kailash C. Khanna
                               --------------------------------------------
                               Kailash C. Khanna, President, Chief Executive Officer and Director

                                POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS that each individual whose signature appears below hereby constitutes and appoints Kailash C. Khanna, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-KSB, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing which they, or any of them, may deem necessary or advisable to be done in connection with this annual report on Form 10-KSB, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By: /s/ Kailash C. Khanna
--------------------------------------------
Kailash C. Khanna, President, Chief Executive Officer and Director

Exhibit No.       Description.

3.1 Articles of Incorporation, incorporated by reference to Exhibit 3.1 to a registration statement on Form SB-2 filed on March 12, 2001.
3.2 Bylaws, incorporated by reference to Exhibit to the above registration statement.
3.3 Certificate of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 25, 2004.

31.1     CEO Certification

31.2     CFO Certification

32       Officer's Certification

99.1 Compiled financial statements of GTREX-Global Travel Exchange, Inc. for the fiscal year ended April 30, 2003 incorporated by reference from Form 8-K filed on March 25, 2004.



SUBSIDIARIES

     The company has a wholly-owned subsidiary, GTREX-Global Travel Exchange, Inc., a Delaware corporation incorporated in 1999.

Exhibit 31.1

                                 CERTIFICATIONS

I, Kailash C. Khanna, Chief Executive Officer of GTREX, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of GTREX, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [omitted]

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):



    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    March 31, 2004


By:    /s/ Kailash C. Khanna
       --------------------------------------------
       KAILASH C. KHANNA, CHIEF EXECUTIVE OFFICER

Exhibit 31.2

I, Kailash C. Khanna, Chief Financial Officer of GTREX, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of GTREX, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [omitted]

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):



                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    March 31, 2004

By:    /s/ Kailash C. Khanna
       ---------------------------------------------
       KAILASH C. KHANNA, CHIEF FINANCIAL OFFICER

                                   EXHIBIT 32
                     OFFICERS' CERTIFICATION PURSUANT TO 906

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GTREX, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kailash C. Khanna certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Kailash C. Khanna                   /s/ Kailash C. Khanna
-----------------------                 -------------------------
Kailash C. Khanna                       Kailash C. Khanna
Chief Executive Officer                 Chief Financial Officer
March 31, 2004                           March 31, 2004