Form 10KSB/A
period 2003-12-31
GTREX INC
filed 2004-04-16
CIK 944020

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-KSB/A

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock par value $.0001
                         Common Stock purchase warrants

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 30, 2004 was $28,854,400.

As of March 31, 2004, there were a total of 18,034,000 shares of the registrant's common stock, par value $.0001 per share, outstanding, including warrants, options and commitments to issue shares as of that date.

          Transitional Small Business Disclosure Format Yes |_| No |X|

                               Table of Contents


PART I                                                                    Page

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
     Item 8.      Changes In And Disagreements With
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

Travel Industry

The Travel & Tourism Industry, a muti-trillion dollar industry, is under immense pressure to reduce costs. One of the most significant and fast growing overhead costs is in "Distribution" - marketing, reservation and sale of travel products - which is based on cumbersome and expensive transaction processing. The "legacy Global Distribution Systems" (GDS) and the systems and networks of Travel Agents and Tour Operators have become unduly complex and labor intensive. Travel suppliers and sellers spend more than $12 billion a year on electronic distribution. Analysts and industry decision makers are agreed that the most substantial cost reduction and service improvement in Distribution will come from the use of Internet and new technologies. Forrester Research estimates that direct links would increase the profitability of a typical supplier by 10% as it diverts a third of its sales from GDS's directly to buyers. Over the next three years the percentage of sales via direct connects is projected to increase 15-20% industry wide.

Business proposition

GTREX, Inc. is engaged in the development, marketing and delivering of Internet web-service for direct distribution of travel reservations worldwide. This premiere service is aimed at lowering the costs for suppliers and distributors; and is more flexible and easier to use than existing systems. Travel suppliers will be able to save up to 75% of the cost of current distribution systems. GTREX will provide integrated and seamless web-based linkage from the suppliers reservation systems to the systems of their selected buyers and serve as reservation service between them, obviating the need and cost of GDS.

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


GTREX will provide travel suppliers with significantly lower transaction fees, offering dramatic cost reductions providing superior functional capabilities to both suppliers and intermediaries. These savings will primarily be the result of the GTREX platform running on modern, standards based Internet technology compared to the legacy GDS systems that have been built based on mainframe computing, dedicated private networks and non-standards interfaces - all of which makes a very high cost infrastructure.


We do not anticipate huge sales and marketing staff, but rather use our cost/functionality advantages as well as innovative promotional techniques to clearly position in the marketplace.


GTREX System

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

Competition

The online travel market has shown impressive growth. Travel is a proven winner on the Internet. The incumbent organizations have the space, the expertise and the finance to dominate. Suppliers themselves have the potential to benefit enormously from the destabilization of the distribution chain by using the Internet as a direct connection. For example, the major airlines have steadily been cutting commission costs to travel agents and encouraging customers to book directly on their web sites-they have collectively developed Orbitz, a low fare web based site centered in the US and Opordo a similar entity in Europe, replicating the pattern they used in creating the GDS themselves in the 1980s. In the hotel sector, Pegasus is seeking to develop its own vehicle and cruise companies are looking towards web based engines and e-business activity as a primary distribution mode. The GDS themselves are competition. They have significant numbers of users and suppliers under carefully structured contract designed to secure allegiance through price/technology/marketing options. They will use their position to transfer allegiance to their web linked and ultimately web based vehicles. For the near-term however, GDS legacy systems will remain integral to travel distribution due to their transaction processing and data storage capabilities. The advances in technology are nevertheless undermining the position of the GDS - despite their migration to hybrid web linked systems.

Hybrid systems already in existence are significant competitive forces - most specifically Expedia by Microsoft and Travelocity by Sabre who have a strong incumbent position for the moment they transact via the GDS and hence are not a direct threat - but they will migrate to the web alone. Independents will also aim for this space - existing major individual suppliers and users, organizations representing agents and users and non-travel companies seeing market opportunity.

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

Regulation of the Internet Currently, few laws and regulations apply directly to the Internet and commercial online services and, to the extent such laws exist or apply to us, we believe we are in compliance with all of them. The following summary does not purport to be a complete discussion of all enacted or pending regulations and policies that may affect our business. This summary focuses primarily on the enacted federal, state and international legislation specific to businesses that operate as we do. For further information concerning the nature and extent of federal, state and international regulation of online businesses, please review public notices and rulings of the U.S. Congress, state and local legislature and international bodies.

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

Privacy.As an online business, customers provide us with personally identifiable information (PII) that has been specifically and voluntarily given. PII includes information that can identify a customer as a specific individual, such as name, phone number, or e-mail address. This information is used only for the purpose of responding to and fulfilling customer requests for our travel products and services. We only share customer PII with our authorized travel service providers or as required by law, and only as necessary in order to complete a transaction that customers specifically request. We do not sell or rent PII to anyone. We provide customers with choice and control over the collection and use of their PII, as well as a means of updating, correcting, or removing any PII stored in their customer profile. Customers are provided the opportunity to specifically choose the promotional marketing communications they wish to receive from our company. If they choose to opt-out any of the promotional communication services that we provide, then we will only send communication that relates to a specific travel purchase they have made through us.

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

Current State Privacy Regulation.Many states have enacted or are considering legislation to regulate the protection of consumer's private information and unsolicited commercial email on the internet. The legislation that has become state law is a small percentage of the number still pending, and is similar to what has been introduced at the federal level. We cannot predict whether any of the proposed state privacy legislation currently pending will be enacted and what effect, if any, it would have on our company.

Current International Privacy Regulation.The primary international privacy regulations to which our international operations are subject are Canada's Personal Information and Protection of Electronic Documents Act and the European Union Data Protection Directive: Canada:The Personal Information and Protection of Electronic Documents Act (PIPEDA) provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector.

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

Europe:Individual countries within the European Union (EU) have specific regulations related to the transborder dataflow of personal information (i.e., sending personal information from one country to another). The EU Data Protection Directive encompasses many of these individual regulations and requires companies doing business in EU member states to comply with its standards. It provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when sending personal data from any of the EU member states.

Effective July 25, 2000, the EU member states adopted a safe-harbor arrangement that provides that U.S. organizations can adopt procedures that comply with European privacy regulations and can certify their compliance through notice to the U.S. Department of Commerce. Participation in the safe harbor is voluntary and indicates that the organization provides an adequate level of privacy protection and qualifies the company to receive data from EU member states. A company does not have to join the safe harbor to be in compliance with the EU Data Protection Directive. It may choose instead to seek approval for the data transfers from the specific individual. U.S. companies that avail themselves of the safe harbor arrangement are subject to oversight and possible enforcement actions by the Federal Trade Commission or the Department of Transportation (which has authority over ticket agents) if they violate the provisions of their certification. Such violations may be found to be unfair and deceptive practices.

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


Employees

We currently have approximately two employees located in New York and New Jersey and five consultants.

These employees and consultants are involved in executive management and product development.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our outstanding shares of common stock, par value $.0001 per share, are traded under the symbol "GRXI" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. The following table sets forth the closing high and low prices of the common stock for the periods indicated, as reported by the NASD. These quotations are believed to be representative inter-dealer prices, without retail mark-up, markdown or commissions and may not represent prices at which actual transactions occurred:

                                     BID                                         ASK

End Date               High          Low        Close              High          Low        Close

02/27/2004                7         0.09            7                11         0.55           11

11/28/2003             0.09         0.08         0.09              1.01         0.55         0.55

08/29/2003             0.09         0.08         0.09              0.55         0.55         0.55

05/30/2003               0.08       0.08          0.08                              0.550.55           0.55

Holders: We have approximately 260 common shareholders of record as of March 31, 2004. This number does not include shareholders whose shares are held in street or nominee names.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were formally named Apollo Holdings, Inc. On February 24, 2004 we changed our name to GTREX, Inc. in anticipation of a merger. On March 12, 2004 we completed a merger with GTREX-Global Travel Exchange, Inc., a privately held Delaware corporation and changed our business emphasis to travel and tourism.
Accordingly, this Item 6 deals with the consolidated company and discusses the private company we acquired as of December 31, 2003.

We finalized an Agreement And Plan Of Reorganization with GTREX-Global Travel Exchange, Inc., a privately held Delaware corporation (hereinafter GTREX-PRIVATE) wherein it was agreed that (i) GTREX shall acquire all of the issued and outstanding shares of GTREX-PRIVATE in exchange solely for the same number of shares of GTREX's authorized but unissued common stock in a share for share exchange (the "Exchange"); (ii) the Exchange shall qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, and related sections thereunder; and (iii) the Exchange shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended (the "Act") and under the applicable securities laws of each state or jurisdiction where the Members reside. In accordance with that agreement, the controlling shareholder of GTREX has agreed to retire all of his issued and outstanding common stock of GTREX acquired prior to the agreement in order to balance the equities between the parties to the agreement. Further in accordance with that agreement, GTREX will issue 9,819,400 shares of common stock to GTREX-PRIVATE shareholders . Also in accordance with that agreement, GTREX has now adopted the business plan of GTREX-PRIVATE.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

Revenue

We had no revenue in the year ended December 31, 2003 compared to the year ended December 31, 2002. We do not plan to begin commercial operations until the second quarter of 2004.

Research and Development expenses

We had no research and development expense in the year ended December 31, 2003. For 2004, we intend to continue our efforts on enhancements on our principal products. While the market for this product is still in the early stage of development we intend to continue working on these products.

Liquidity and Capital Resources.

During the year ended December 31, 2003, we have funded our operations for the most part through equity financing and have had no line of credit or similar credit facility available to us. We do intend to raise between $500,000 and $2,000,000 in equity financing during 2004.

CRITICAL ACCOUNTING ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Due to our limited operating history, we are subject to the uncertainties and risks associated with any new business. Prior to the merger, the private company experienced significant operating losses every year since incorporation. The private company incurred a net loss of $213,175 for the year ended April 30, 2003 (2002 - $353,022) and reported an accumulated deficit at that date of $1,467,753 (2002 - $95,037). We expect to continue to incur losses at least for most of the first quarter of 2004.

There can be no assurance that we will ever generate an overall profit from our products or that we will ever reach profitability on a sustained basis.

Competition in the travel and tourism industry is intense and there is uncertainty that given our new technology and limited resources that we will be able to succeed. The online travel market has shown impressive growth. Travel is a proven winner on the Internet. The incumbent organizations have the space, the expertise and the finance to dominate. Suppliers themselves have the potential to benefit enormously from the destabilization of the distribution chain by using the Internet as a direct connection. For example, the major airlines have steadily been cutting commission costs to travel agents and encouraging customers to book directly on their web sites they have collectively developed Orbitz a low fare web based site centered in the US and Opordo a similar entity in Europe, replicating the pattern they used in creating the GDS themselves in the 1980's.

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

Our common stock is subject to the penny stock rules which means our market liquidity could be adversely affected.

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

Vancouver,  Canada "MOORE  STEPHENS  ELLIS FOSTER LTD."
March 3, 2003  Chartered Accountants

MS is an  independently  owned  and  operated  member  of Moore  Stephens  North
America, Inc. Members in principal cities throughout North America. Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.

                          Independent Auditors' Report


Board of Directors and Stockholders
GTREX, Inc.

We have audited the accompanying balance sheet of GTREX, Inc., formerly Apollo Holdings, Inc. (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of GTREX, Inc., formerly Apollo Holdings, Inc. (a development stage company) as of December 31, 2002 were audited by other auditors whose report, dated March 3, 2003 on those statements included an explanatory paragraph that raised doubt about the Company's ability to continue as a going concern as described in Note 1 to those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of GTREX, Inc., formerly Apollo Holdings, Inc. (a development stage company) as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Peterson & Co., LLP
Peterson & Co., LLP
April 16, 2004
San Diego, California

                  GTREX, Inc. (Formerly Apollo Holdings, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002

                                                                                      2003                     2002
                                                                               --------------------    ---------------------
   ASSETS
   Current assets
                                                                                $
      Cash and cash equivalents                                                103                      $           2,260

      Loan receivable                                                          -                                   23,598

      Prepaid expenses                                                         -                                    2,527
                                                                               --------------------    ---------------------


         Total current assets                                                  103                                 28,385


   EQUIPMENT                                                                   -                                    6,973
                                                                               --------------------    ---------------------

                                                                                $
         Total assets                                                          103                      $         35,358
                                                                               ====================    =====================

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
                                                                                $
      Accounts payable and accrued liabilities                                 92                       $         29,217
                                                                               --------------------    ---------------------


         Total current liabilities                                             92                                  29,217

   Stockholders' equity
      Common stock, $0.0001 par value, 50,000,000 shares authorized, 4,782,108 and 4,832,108 shares issued and

         outstanding in 2003 and 2002, respectively                            478                     483
      Addititional paid in capital                                                       200,943                 200,938
      Accumulated deficit                                                              (201,410)               (195,280)
                                                                               --------------------    ---------------------


         Total stockholders' equity                                            11                                    6,141
                                                                               --------------------    ---------------------

                                                                                $
         Total liabilities and stockholders' equity                            103                      $         35,358
                                                                               ====================    =====================

                          The accompanying notes are an integral part of these financial statements.

                  GTREX, Inc. (Formerly Apollo Holdings, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                              For the Period
                                                                                                               November 12,
                                                                                                                   1999
                                                                        For the Years Ended                   (Inception) to
                                                                            December 31,                       December 31,
                                                             -------------------------------------------
                                                                    2003                   2002                    2003
                                                             --------------------   --------------------    --------------------

     GENERAL AND ADMINISTRATIVE EXPENSES
        Depreciation and amortization                         $           4,184      $           1,395       $           5,579

        Office and miscellaneous                             8,572                              34,914                  48,674

        Legal and professional expenses                      2,195                              17,457                  72,852
        Salaries and consulting expenses                                 18,827                 73,420                100,247
                                                             --------------------   --------------------    --------------------

     LOSS FROM OPERATIONS                                              (33,778)             (127,186)               (227,352)
     OTHER INCOME (EXPENSE)

        Interest income                                      1                      36                      37

        Debt forgiveness                                                 34,802     -                                   34,802

        Loss on disposition of asset                                     (2,789)    -                                   (2,789)
        Interest expense and foreign exchange                            (4,366)                (1,614)                 (6,108)
                                                             --------------------   --------------------    --------------------

     NET LOSS                                                 $         (6,130)      $     (128,764)         $     (201,410)
                                                             ====================   ====================    ====================

     Net loss per share of common stock                       $           (0.00)     $           (0.03)      $           (0.05)
                                                             ====================   ====================    ====================
     Weighted average number of common shares                       4,798,179              4,518,796               4,049,478

                             The accompanying notes are an integral part of these financial statements.


                  GTREX, Inc. (Formerly Apollo Holdings, Inc.)
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                            Additional                                   Total
                                              Common Stock                   Paid in             Accumulated         Stockholders'
                                         Shares             Amount           Capital              Deficit          Equity (Deficit)

Common stock issued for cash,
November 17, 1999                           2,500,000            $250            $12,250                                $   12,500

Net loss                                                                                               -                 -

BALANCE, December 31, 1999                  2,500,000             250             12,250               -                    12,500

July 31, 2000                               1,500,000             150              7,350                                     7,500

Net loss                                                                                           (9,000)                  (9,000)

BALANCE, December 31, 2000                  4,000,000             400             19,600           (9,000)                   11,000
Net loss                                                                                          (57,516)                 (57,516)
BALANCE, December 31, 2001                  4,000,000             400             19,600          (66,516)                 (46,516)
May 7, 2002                                   601,000              60            120,139                                    120,199
expenses, May 7, 2002                         181,108              18             36,204                                     36,222
expenses,November 7, 2002                      50,000               5             24,995                                     25,000
Net loss                                                                                          (128,764)                (128,764)
BALANCE, December 31, 2002                  4,832,108             483            200,938         (195,280)                    6,141
2003                                         (50,000)             (5)                  5                                          -
                                                                                                   (6,130)                   (6,130)
BALANCE, December 31, 2003                  4,782,108           $478            $200,943       $ (201,410)                 $     11

   The accompanying notes are an integral part of these financial statements.


                  GTREX, Inc. (Formerly Apollo Holdings, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                    For the Period
                                                                                                     November 12,
                                                                                                         1999
                                                             For the Years Ended                    (Inception) to
                                                                 December 31,                        December 31,
                                                 ---------------------------------------------
                                                         2003                    2002                    2003
                                                 ---------------------    --------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $  (6,130)             $ (128,764)             $ (201,410)
   Adjustments to reconcile net loss
      to net cash used in operating activities

         Depreciation and amortization                          4,184                   1,395                   5,579

         Common stock issued for expenses                           -                  61,222                  61,222

         Debt forgiveness                                    (34,802)                       -                (34,802)

         Loss on disposition of asset                           2,789                       -                   2,789
   Changes in operating assets

      Prepaid expenses                                          2,527                 (2,527)                       -
   Changes in operating liabilities
      Accounts payable and accrued liabilities                 29,125                (20,477)                  58,342
                                                 ---------------------    --------------------   ---------------------

Net cash used in operating activities                         (2,307)                (89,151)               (108,280)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of capital assets                                       -                 (8,368)                 (8,368)

   Loans made                                                       -                (23,598)                (23,598)

   Payments received from loans                                   150                       -                     150
                                                 ---------------------    --------------------   ---------------------

Net cash provided by (used in) investing
activities                                                        150                (31,966)                (31,816)

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued                                              -                 120,199                 140,199
                                                 ---------------------    --------------------   ---------------------


Net cash provided by financing activities                           -                 120,199                 140,199
                                                 ---------------------    --------------------   ---------------------

NET INCREASE (DECREASE) IN CASH

   AND CASH EQUIVALENTS                                       (2,157)                   (918)                     103

CASH AND CASH EQUIVALENTS

   Beginning of period                                          2,260                   3,178                       -
                                                 ---------------------    --------------------   ---------------------
CASH AND CASH EQUIVALENTS
   End of period                                             $    103               $   2,260                $    103
                                                 =====================    ====================   =====================

SUPPLEMENTAL NONCASH DISCLOSURES
   Interest paid                                              $     -                 $     -                 $     -
   Income taxes paid                                          $     -                 $     -                 $     -

NONCASH INVESTING AND FINANCING ACTIVITIES
   Offset of loan receivable against

      accounts payable and accrued liabilities              $   4,621                       -               $   4,621
   Loan receivable charged to salaries and
consulting expense                                         $   18,827                       -              $   18,827
   Common stock issued in exchange for
      accounts payable and accrued liabilities                $     -              $   61,222              $   61,222

   The accompanying notes are an integral part of these financial statements.


                  GTREX, Inc. (Formerly Apollo Holdings, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 1 - The Company

GTREX, Inc., formerly Apollo Holdings, Inc. (the "Company"), a Delaware corporation was incorporated on November 12, 1999. The Company develops web-based business to business electronic commerce, intellectual property exchange and intellectual property protection products and services. The Company has offices in Ottawa and Vancouver, Canada.

The Company is in the development stage, and its efforts through December 31, 2003 have been principally devoted to organizational activities, raising capital and research and development efforts. Management anticipates incurring substantial additional losses as it pursues its research and development efforts.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary, Power2search, Inc. (formerly Net Tech Europe, Inc.). Intercompany transactions and accounts have been eliminated.

Depreciation and Amortization

Equipment, consisting principally of computer equipment is depreciated by the straight-line method over its estimated useful life. When property is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and any resulting gain or loss is included in expense

Loss per Share of Common Stock

The loss per share of common stock is based on the weighted average number of common shares outstanding during the year. The Company does not have any shares held in escrow, warrants, or stock options treated as common share equivalents.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to cash be equivalents.

Income Taxes

The Company uses the asset and liability method as identified in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

Advertising

The Company expenses advertising costs as incurred. There were no advertising expenses incurred for the years ended December 31, 2003 and 2002, and the period November 12, 1999 to December 31, 2003.

Foreign Currency Exchange

The Company is located and operated outside the United States of America. The functional and reporting currency is the U.S. dollars. Foreign currency gains and losses are included in the Company's results of operations.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximates their fair value.

Loan receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximates the fair value of those assets and liabilities.

Reclassifications

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.
Recent Accounting Pronouncements

In June 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at the fair value only when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002, with no effect on charges recorded for exit activities begun prior to 2003. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise is the primary beneficiary. The primary beneficiary absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. In December 2003, the FASB issued a revised Interpretation that, among other things, deferred the implementation date of the Interpretation until periods ending after March 15, 2004 for variable interest entities, other than those entities commonly referred to as special purpose entities. The Company does not currently maintain any relationships with variable interest entities and, therefore, does not expect the adoption of FIN 46 to have a material effect on the Company's financial position or results of operations.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. For existing financial instruments created before the effective date, any impact upon the adoption of SFAS 150 shall be reported as a cumulative effect of a change in an accounting principle. The initial adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or cash flows.

Note 2 - Equipment

At December 31, 2003 and 2002 equipment consists of the following:

                                                                                 December 31,
                                                                            2003              2002
   Computer equipment                                                  $        5,579   $         8,368
   Accumulated depreciation                                                    (5,579)           (1,395)

   Total deferred tax assets                                           $           --   $         6,973

Depreciation expense was $4,184 and $1,395 for the years ended December 31, 2003 and 2002, respectively. Depreciation expense for the period November 12, 1999 to December 31, 2003 was $5,579.

Note 3 - Note Receivable

During 2002 the Company loaned an unrelated party $23,598, due on demand, without interest. During 2003 the Company received $150 in cash and offset $4,621 against accounts payable and accrued liabilities. The balance of $18,827 was charged to salaries and consulting expense.

Note 4 - Related Party Transactions

At December 31, 2002 there was a balance due to related parties included in accounts payable and accrued liabilities in the amount of $16,764. The related parties were shareholders, an officer and a director. During 2003 the Company accumulated an additional $18,038 in the amount due to related parties. In December 2003 the total balance due to related parties was forgiven in the amount of $34,802.

Note 5 - Acquisitions

The Company acquired 100% ownership of Power2search, Inc. (formerly Net Tech Europe, Inc.) on February 20, 2001 for $450. The acquisition of Power2search, Inc. was accounted for using the purchase method of accounting. There were no assets and liabilities in Power2seearch, Inc. at the date of acquisition and for the years ended December 31, 2003 and 2002.

Note 6 - Intellectual Property

On April 5, 2002 Power2search, Inc. entered into a Software Product License Agreement and a Service Partner Agreement with Envisional, Ltd.. Power2search, Inc. was granted a perpetual, non-exclusive license to use Envisional, Ltd.'s proprietary software technology in Canada and the United States. The Agreements provide technology for products and services for the protection of intellectual property.

According to the terms of the agreements the Company will share between 50% and 20% of gross revenues from the sale of software and subscription services which are subject to the non-exclusive license. At December 31, 2003 no revenue has been generated from these licensed products and services.

Note 7 - Income Taxes

At December 31, 2003, The Company had federal and state tax net operating loss carryforwards of approximately $200,000. The federal and state tax loss carry forwards will begin expiring in 2022 and 2013, respectively, unless previously utilized. Use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

Significant components of the Company's deferred tax assets are shown below. A valuation allowance has been recognized to offset the deferred tax assets as realization of such assets is uncertain. During the year ended December 31, 2003 the valuation allowance was increased to $88,300.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

The tax effect of temporary differences consisted of the following as of December 31, 2003 and 2002:

                                                                                 December 31,
                                                                            2003              2002
   Deferred tax assets
      Net operating loss                                               $       88,300   $        68,000

   Valuation allowance                                                        (88,300)          (68,000)

   Total deferred tax assets                                           $           --   $            --

Note 8  Liquidity and Going Concern

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining debt financing and additional equity capital. While pursuing debt funding and additional equity funding, the Company must continue to operate on limited cash flows. The Company has experienced a net loss of $6,130 for the year ended December 31, 2003 and $198,621 for the period November 12, 1999 (inception) to December 31, 2003.

Note 9 - Subsequent Events

On February 24, 2004 Apollo Holdings, Inc. changed its name to GTREX, Inc. and increased the total number of authorized common shares to 100,000,000 in anticipation of acquiring a GTREX-Global Travel Exchange, Inc. ( "GTREX-Private"), a privately held Delaware corporation. On March 12, 2004 the Company completed the merger and changed its business emphasis to travel and tourism. According to the terms of the agreement and plan of reorganization the Company acquired all of the issued and outstanding shares of common stock of GTREX-Private in exchange for 9,819,400 shares of the Company's authorized but unissued common stock. In addition, the controlling shareholder of the Company agreed to retire all of his issued and outstanding shares of common stock in the Company acquired prior to the agreement to balance the equities between the parties to the agreement. The exchange was designed to qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. The exchange was also designed to qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended and under the applicable securities laws of each state or jurisdiction where the members reside.

On March 12, 2004 the Company effected a 12 for 1 dividend of its common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 5, 2004 we changed our auditing firm to Peterson & Co.,LLP in San Diego, California as a result of recent pronouncements by the Securities And Exchange Commission that Canadian firms will no longer be permitted to sign audit opinions for Securities Exchange Act reporting companies located in the United States.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

Our present directors and officers, their ages and their positions are listed below. Each director will serve until the next annual meeting of the stockholders or until his successor has been elected and duly qualified. Directors serve one year terms and officers hold office at the pleasure of our board of directors, subject to employment agreements. There are no family relationships between or among directors and executive officers.

Name                            Age      Position
Mr. Kailash C. Khanna           65       C.E.O.
Mr. Tomasso Zanzotto            62       Chairman of the Board (Non- executive)
Mr. Christopher Berlandier      35       Director
Mr. Ronald Lindsay              43       Director

Biographies

Kailash Khanna, Chief Executive Officer & Director

Dr. Khanna has an extensive background in information technology for the financial services and Travel Industry. He has held executive responsibilities at American Airlines, American Express, CIT and S.W.I.F.T. and latterly as president of CBSI International, a leading IT services company (Now Named COVANSYS on NASDAQ). He has a B.S. from Delhi University, a master's and doctorate in operations research/industrial management from Columbia University and is a graduate of the Harvard,s International management program. Dr. Khanna has been on the Board of several private Companies and Sanchez Computer Associates, a NASDAQ company.

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



Name and Address of                                           Amount of Common         % of Common Stock
Beneficial Owner (1)                                    Stock Beneficially Owned (2)      Outstanding (3)
Kailash C. Khanna, CEO and director                              1,000,000                   5.54%
Tommaso Zanzotto, Director                                         640,000                   3.54%
Chris Berlandier, Director                                       1,122,400                   6.22%
Ron Lindsay, Director                                            1,000,000                   5.54%
                                                               ------------            -----------

All directors and executive officers (4 persons)                 3,762,400                  20.86%
                                                               ------------            -----------



(1) Each director's address and officer's address is c/o GTREX, Inc., 515 Madison Avenue, 21st Floor, New York, NY 10022

(2)  Beneficial  ownership is  determined  in  accordance  with the rules of the

Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated each person possesses sole voting and investment power with respect to all of the shares of common stock owned by such person, subject to community property laws where applicable. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable 60 days after March 4, 2004, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 10,034,000 shares of common stock outstanding on March 4, 2004, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d- 3(d)(1) under the Exchange Act. (3) Based on a total of 18,034,000 shares outstanding which includes warrants, options and commitments to issue common stock.

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

(b) Reports on Form 8-K. On December 16, 2003, we furnished a current report on Form 8-K, which reported that we had changed our business emphasis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

$5,000.00

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 16, 2004      GTREX, Inc.

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

Date:  April 16, 2004      GTREX, Inc..

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

Date:    April 16, 2004


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

Date:    April 16, 2004

By:    /s/ Kailash C. Khanna
       ---------------------------------------------
       KAILASH C. KHANNA, CHIEF FINANCIAL OFFICER

EXHIBIT 32
                     OFFICERS' CERTIFICATION PURSUANT TO 906

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GTREX, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Kailash Khanna, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kailash C. Khanna                   /s/ Kailash C. Khanna
Kailash C. Khanna                       Kailash C. Khanna
Chief Executive Officer                 Chief Financial Officer
April 16, 2004                          April 16, 2004