Form 10QSB
period 2004-03-31
GTREX INC
filed 2004-05-20
CIK 944020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                 For the quarterly period ended : March 31, 2004

  [ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period __________to_________

                                   GTREX, Inc.
                               (formerly Apollo Holdings, Inc.)
             (Exact name of registrant as specified in its charter)


             Delaware               001-31974                13-4171971
           -----------             ------------             -------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 17,633,800 shares of $.0001 par value common stock as of May 20, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                   GTREX, Inc.

                                      Index



PART I. - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
      Balance Sheets.....................................................................................3
      --------------
      Statements of Operations...........................................................................4
      ------------------------
      Statements of Cash Flows...........................................................................5
      ------------------------
      Consolidated Statements of Stockholder's Equity (Deficit)..........................................6
      ------------------------
      Notes to the Financial Statements..................................................................7
      ---------------------------------
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS..................................11
   -------------------------------------------------------------------
   ITEM 3. CONTROLS AND PROCEDURES......................................................................19
   -------------------------------
PART II - OTHER INFORMATION.............................................................................19

   ITEM 1.  LEGAL  PROCEEDINGS..........................................................................19
   ---------------------------
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................................................19
   ----------------------------------------
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
     SECURITY HOLDERS...................................................................................19
     ----------------
   ITEM 5.  OTHER INFORMATION...........................................................................19
   --------------------------
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................................20
   ------------------------------------------
SIGNATURES..............................................................................................21


                                 GTREX, Inc. (Formerly Apollo Holdings, Inc.)
                                        (A Development Stage Company)
                                         Consolidated Balance Sheets
                                     March 31, 2004 and December 31, 2003

                                                                                  2004               2003
                                                                              (Unaudited)          (Audited)
                                                                             ---------------     --------------
ASSETS
Current assets
Cash and cash equivalents                                                           $ 1,000              $ 103
Trust account receivable                                                            227,699                  -
Loan receivable                                                                           -                  -
Prepaid expenses                                                                      2,037                  -
                                                                             ---------------     --------------

Total current assets                                                                230,736                103

EQUIPMENT, net                                                                      138,417                  -
                                                                             ---------------     --------------

Total assets                                                                      $ 369,153              $ 103
                                                                             ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                                           $ 24,399               $ 92
Payroll payable and deferred compensation                                            40,000                  -
                                                                             ---------------     --------------

Total current liabilities                                                            64,399                 92

Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized, 17,633,800 and
4,782,108 shares issued and 16,756,468 and 4,782,108 outstanding
 in 2004 and 2003, respectively                                                       1,675                478
Addititional paid in capital                                                        553,920            200,943
Accumulated deficit                                                                (250,841)          (201,410)
                                                                             ---------------     --------------

Total stockholders' equity                                                          304,754                 11
                                                                             ---------------     --------------

Total liabilities and stockholders' equity                                        $ 369,153              $ 103
                                                                             ===============     ==============

                                           See accompanying notes.



                  GTREX, Inc. (Formerly Apollo Holdings, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                 For the Period
                                                                                                                  November 12,
                                                                                                                      1999
                                                                         For the Three Months Ended              (Inception) to
                                                                                  March 31,                        March 31,
                                                                   ----------------------------------------
                                                                        2004                   2003                   2004
                                                                   ----------------     -------------------    -------------------

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation and amortization                                                $ 244                 $ 1,046                $ 5,823
Office and miscellaneous                                                    24,240                   4,769                 72,914
Legal and professional expenses                                              5,000                   1,173                 77,852
Salaries and consulting expenses                                            20,000                       -                120,247
                                                                   ----------------     -------------------    -------------------

LOSS FROM OPERATIONS                                                       (49,484)                 (6,988)              (276,836)

OTHER INCOME (EXPENSE)
Interest income                                                                  -                       1                     37
Debt forgiveness                                                                 -                       -                 34,802
Loss on disposition of asset                                                     -                       -                 (2,789)
Interest (expense) and foreign exchange                                         53                  (1,144)                (6,055)
                                                                   ----------------     -------------------    -------------------

NET LOSS                                                                  $(49,431)               $ (8,131)            $ (250,841)
                                                                   ================     ===================    ===================

Net loss per share of common stock                                         $ (0.01)                $ (0.00)
                                                                   ================     ===================

Weighted average number of common shares                                 8,438,363              53,153,188
                                                                   ================     ===================

                                                     See accompanying notes.


                                  GTREX, Inc. (Formerly Apollo Holdings, Inc.)
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                                                   November 12,
                                                                                                                       1999
                                                                                                                    (Inception)
                                                                            For the Three Months Ended                  to
                                                                                     March 31,                       March 31,
                                                                         ----------------------------------
                                                                               2004                 2003               2004
                                                                         -----------------      -----------       ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                      $    (49,431)       $  (8,132)       $    (250,841)
  Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities

      Depreciation and amortization                                                     244            1,046               5,823

      Common stock issued for expenses                                                    -                -              61,222

      Debt forgiveness                                                                    -                -            (34,802)

      Loss on disposition of asset                                                        -                -               2,789
  Changes in operating assets

    Trust receivable                                                                 26,887                -              26,887

    Loan receivable                                                                       -              175                   -

    Prepaid expenses                                                                  1,006            1,284               1,006
  Changes in operating liabilities

    Accounts payable and accrued liabilities                                         15,266            4,395              73,608

    Payroll payable and deferred compensation                                        20,000                -              20,000
                                                                                 ----------        ---------           ---------

Net cash provided by (used in) operating activities                                  13,972          (1,232)            (94,308)

CASH FLOWS FROM INVESTING ACTIVITIES

  Merger and recapitalization                                                             -                -                   -

  Purchase of capital assets                                                       (13,075)                -            (21,443)

  Loans made                                                                              -                -                 150

  Payments received from loans                                                            -                -            (23,598)
                                                                                 ----------         --------           --------

Net cash used in investing activities                                              (13,075)                -            (44,891)

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued                                                                     -                -             140,199
                                                                                 ----------         --------           ---------

Net cash provided by financing activities                                                 -                -             140,199
                                                                                 ----------         --------           ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    897          (1,232)               1,000
CASH AND CASH EQUIVALENTS

  Beginning of period                                                                   103            2,260                   -
                                                                                 ----------         --------           ---------
CASH AND CASH EQUIVALENTS

  End of period                                                                  $    1,000         $  1,028           $   1,000
                                                                                 ==========         ========           =========

SUPPLEMENTAL NONCASH DISCLOSURES

  Interest paid                                                                    $      -         $  1,144           $   1,197

  Income taxes paid                                                                $      -         $      -           $       -

NONCASH INVESTING AND FINANCING ACTIVITIES
  Offset of loan receivable against accounts payable and accrued
liabilities                                                                        $      -         $      -           $   4,621

  Loan receivable charged to salaries and consulting expense                       $      -           $    -           $  18,827
  Common stock issued in exchange for accounts payable and accrued
  liabilities                                                                      $      -           $    -           $  61,222
                                                     See accompanying notes.

                  GTREX, Inc. (Formerly Apollo Holdings, Inc.)
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                     Additional                             Total
                                         Common Stock                  Paid in         Accumulated      Stockholders'
                                ------------------------------
                                                                                                           Equity
                                     Shares           Amount           Capital           Deficit          (Deficit)
                                -----------        -----------      -----------       ------------     ------------

Common stock issued for cash,
  November 17, 1999              2,500,000         $      250       $    12,250        $          -      $    12,500
                                                                       -

Net loss                                                                                         -                -
                                ----------         ----------       -----------       ------------      -----------


BALANCE, December 31, 1999       2,500,000                250            12,250                  -           12,500

Common stock issued for cash,
  July 31, 2000                  1,500,000                150             7,350                               7,500

Net loss                                                                                   (9,000)           (9,000)
                                ----------         ----------       -----------        ----------         ---------


BALANCE, December 31, 2000       4,000,000                400            19,600            (9,000)           11,000


Net loss                                                                                  (57,516)          (57,516)
                                ----------         ----------       -----------        ---------          ---------


BALANCE, December 31, 2001       4,000,000                400            19,600           (66,516)          (46,516)

Common stock issued for cash,
  May 7, 2002                      601,000                 60           120,139                             120,199
Common stock issued for
expenses,
  May 7, 2002                     181,108                  18            36,204                              36,222
Common stock issued for
expenses,
  November 7, 2002                 50,000                   5            24,995                              25,000

Net loss                                                                                 (128,764)         (128,764)
                                ---------           ---------        ----------         ---------         ---------


BALANCE, December 31, 2002      4,832,108                 483           200,938          (195,280)            6,141

Common stock retired
  April 28, 2003                  (50,000)                 (5)                5                                   -

Net loss                                                                                   (6,130)           (6,130)
                                ---------           ---------        ----------         ---------         ---------



BALANCE, December 31, 2003      4,782,108                 478           200,943           (201,410)              11

Stock split 11 to 1
  March 10, 2004               52,603,188               5,260            (5,260)                                  -
Common stock retired
  March 12, 2004              (48,570,896)             (4,857)            4,857                                   -
Merger and recapitalization
  March 12, 2004                7,942,068                 794           353,380                             354,174


Net loss                                                                                   (49,431)         (49,431)
                               ----------           ---------        ----------          ---------        ---------


BALANCE, March 31, 2004        16,756,468           $   1,675        $  553,920         $ (250,841)       $ 304,754
                               ==========           =========        ==========         ==========        =========
                                                     See accompanying notes.

                  GTREX, Inc. (Formerly Apollo Holdings, Inc.)
                          (A Development Stage Company)
                          Notes To Financial Statements

Note 1  The Company

GTREX, Inc., formerly Apollo Holdings, Inc. (the "Company"), a Delaware corporation was incorporated on November 12, 1999. The Company is developing a web-based Business to Business Electronic Commerce Intellectual Property Exchange and Intellectual Property Protection products and services. The Company has offices in Ottawa and Vancouver, Canada. On March 12, 2004, GTREX-Global Travel Exchange, Inc., a Delaware corporation incorporated on June 14, 1999 exchanged all of its 8,819,400 outstanding shares of common stock for 8,819,400 shares of the Company. This exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting. The combination has been recorded as a recapitalization of the stockholders equity.

The Company is in the development stage, and its efforts through March 31, 2004 have been principally devoted to organizational activities, raising capital and research and development efforts. Management anticipates incurring substantial additional losses as it pursues its research and development efforts.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary, Power2search, Inc. (formerly Net Tech Europe, Inc.). Intercompany transactions and accounts have been eliminated.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Form 10-KSB/A for the year ended December 31, 2003

Estimates

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

Note 3 Equipment

At March 31, 2004 and December 31, 2003 equipment consists of the following:

                                                                          March 31.       December 31,
                                                                            2004              2003
                                                                       --------------   ---------------
   Computer equipment and software                                     $       23,343   $         5,579
   Platform development                                                       116,890                --
                                                                       --------------   ---------------
                                                                              140,233             5,579
   Accumulated depreciation                                                    (1,816)           (5,579)
                                                                       --------------   ---------------

   Total equipment                                                     $      138,417   $            --
                                                                       ==============   ===============

Depreciation expense was $244 and $1,046 for the three months ended March 31, 2004 and 2003, respectively. Depreciation expense for the period November 12, 1999 to March 31, 2004 was $5,823.

Note 5 Note Receivable

During 2002 the Company loaned an unrelated party $23,598, due on demand, without interest. During 2003 the Company received $150 in cash and offset $4,621 against accounts payable and accrued liabilities. The balance of $18,827 was charged to salaries and consulting expense.

Note 6 Related Party Transactions

Due to Related Parties

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

Trust Account Receivable

At March 31, 2004 held in a trust account with an attorney and shareholder of the Company is $277,699 for payment of general and administrative expenses.

Note 7 Merger and Acquisitions

The Company acquired 100% ownership of Power2search, Inc. (formerly Net Tech Europe, Inc.) on February 20, 2001 for $450. The acquisition of Power2search, Inc. was accounted for using the purchase method of accounting. There were no assets and liabilities in Power2seearch, Inc. at the date of acquisition and at March 31, 2004 and December 31, 2003.

On March 12, 2004 the Company acquired 100% issued and outstanding shares of common stock of GTREX-Global Travel Exchange, Inc. in exchange for 8,819,400 shares of the Companys common stock of which 7,942,068 shares have been issued, with the balance of 877,332 shares authorized but not issued. This exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting. The combination has been recorded as a recapitalization of stockholders' equity.

The following unaudited pro forma data summarizes the results of operations for the three months ended March 31, 2004 and 2003 as if the acquisition had been completed on January 1, 2003, the beginning of the three months ended March 31, 2003. These proforma amounts do not purport to be indicative of the results that would have been obtained if the acquisitions had occurred on January 1, 2003 or that may be obtained in the future.

                                                                              Three Months Ended
                                                                                   March 31,
                                                                       ---------------------
                                                                            2004              2003
                                                                       --------------   ---------------
   General and administrative expenses                                 $       90,382   $         6,987
                                                                       --------------   ---------------
   Loss from operations                                                       (90,382)           (6,987)
   Other income (expense)                                                      (1,143)             (197)
                                                                       --------------   ---------------

   Net loss                                                            $      (91,525)  $        (7,184)
                                                                       ==============   ===============

   Net loss per share of common stock                                  $        (0.01)  $         (0.00)
                                                                       ==============   ===============

Note 8 Capitalization

On February 24, 2004 the Company increased the total number of common stock authorized to 100,000,000 and there are 17,633,800 and 4,782,108 issued and 16,756,468 and 4,782,108 outstanding at March 31, 2004 and December 31, 2003, respectively.

On October 24, 2003 the Company issued warrants to purchase 5,000 shares of common stock, at $0.01 per share to a consultant. The warrant expires on October 24, 2004. On March 12, 2004 in connection with the acquisition of GTREX-Global Travel Exchange, Inc. the Company elected to recognize warrants to purchase 414,600 shares of common stock, at $0.01 to $3.30 per share. The warrants expire through March 31, 2006.

Note 9 Liquidity and Going Concern

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining debt financing and additional equity capital. While pursuing debt funding and additional equity funding, the Company must continue to operate on limited cash flows. The Company has experienced a net loss of $49,431 for the three months ended March 31, 2004 and $250,841 for the period November 12, 1999 (inception) to March 31, 2004.


The Company will have to continue to minimize its requirements for working capital by limiting operations. Working capital limitations continue to impinge on day-to-day operations, thus contributing to continued operating losses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes. Certain statements included herein may contain forward-looking information within the meaning of Rule 175 under the Securities Act of 1933 and Rule 3b-6 under the Securities Exchange Act of 1934, and such statements are subject to the safe harbor created by those rules. All statements, other than statements of historical fact, including, without limitation, statements regarding potential future plans and objectives of the Company, are forward-looking statements that involve risks and uncertainties. There can be no assurance that such statements will prove to be accurate and actual results and future events could differ materially from those anticipated in such statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These risks and uncertainties, and certain other related factors, are discussed in this report and the Company's Form 10-KSB and other filings with the Securities and Exchange Commission. These forward-looking statements are made as of this date and the Company assumes no obligation to update such forward-looking statements in the future.

OVERVIEW

GTREX, Inc. (hereinafter "GTREX") is a Global Distribution System providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities. GTREX searches for the availability and price for the itinerary suggested by the buyer over all direct connected suppliers and GDS and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. GTREX will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them, obviating the need and cost of Global Distribution Systems (GDS). GTREX maintains a website located at www.gtrex.com. No part of the website is incorporated into this Form 10-QSB

We were formally named Apollo Holdings, Inc. On or about December 8, 2003 we abandoned our business plan due to the difficulties faced by the company in creating sustainable business in both our business models relating to anti-piracy software services that we offered to corporations with digital assets and the competition in web-based business to business intellectual property exchanges. WE thereon decided that it was necessary to examine new related and unrelated business opportunities. On February 24, 2004 we changed our name to GTREX, Inc. in anticipation of a merger with a privately held travel and tourism industry company. On March 12, 2004 we completed a merger with GTREX-Global Travel Exchange, Inc., a privately held Delaware corporation incorporated on June 14, 1999 and changed our business emphasis to travel and tourism. In the merger, we exchanged 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company. The exchange has been accounted for as a reverse merger under the purchase method of accounting.

We are in the development stage of operations, and our efforts through March 31, 2004 have been primarily devoted to organizational activities, raising capital and research and development. We anticipate substantial additional losses as we pursue our continuing research and development efforts. We do, however, expect to commence commercial operations during the second quarter of fiscal year 2004.

RESULTS OF OPERATIONS

REVENUES

We are a development stage company and did not generate any revenue for the year three months ended March 31, 2004. Instead, we have continued to experience losses. Net loss increased to ($49,431) for the three months ended March 31, 2004 compared to ($8,132) for the three month period ended March 31, 2003.

COST OF SALES

We have no cost of sales for the three months ended March 31, 2004.

GROSS PROFITS

We have no gross profits for the three months ended March 31, 2004. We have continued to experience net losses totaling $49,431 for the period ending March 31, 2004.

EXPENSES

Total expenses for the three months ended March 31, 2004 increased to $49,484 from $6,988 for the three months ended March 31, 2003. In the total expenses for 2004, there is an increase in expenses of 86% over the 2003 period and is largely a result of general and administrative expenses as discussed below.


General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2004 increased to $49,484 from $6,988 for the three months ended March 31, 2003. The overall increase between the 2004 and 2003 periods is primarily related to office and administrative expenses, professional fees, salaries and consulting expenses and expenses of a publicly traded company.

Other Income and Expense

Other income and expense for the three months ended March 31, 2004 decreased to $53 from ($1,144) for the three months ended March 31, 2003. These expenses related to interest expense and foreign exchange.

NET LOSS

Net loss for the three months ended March 31, 2004 increased to $49,431 from $8,131 for the three months ended March 31, 2003. The increase in net loss of approximately 86% from 2003 is due primarily to the overall increase in expenses as discussed above.

LIQUIDITY AND FINANCIAL CONDITION

Our continued existence is dependent on our ability to resolve liquidity problems. We have experienced a net loss of $49,431 for the three months ended March 31, 2004 and $250,841 for the period November 12, 1999, the date of inception, to March 31, 2004. These factors have contributed to uncertainty about our ability to continue as a going concern. The ability of GTREX to continue its existence is dependent upon our success in obtaining additional adequate capital by equity sales of securities and debt financing. If we are unable to raise funds through contemplated sales of our equity securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management's plans to obtain such resources include (1) raising additional capital through sales of common stock, the proceeds of which would be used to improve the marketing effort of all of our product lines; (2) examining various avenues of debt financing; (3) minimizing the requirements for working capital by limiting operations, and (4) preserving our cash resources by attracting and retaining employees and consultants supplementing their pay with incentive stock options.

RISKS AND UNCERTAINTIES

An investment in the Company involves a high degree of risk. In addition to matters discussed elsewhere in this report, careful consideration should be given to the following risk factors. This report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could be substantially different from the results we anticipate in these forward-looking statements because of one or more of the factors described below and/or elsewhere in this report. If any of these risks were to actually occur, our business, results of operations and financial condition would likely suffer materially. The risks outlined below are those which management believes are material to an understanding of our business and the risks inherent in it, but such list is not exclusive of every possible risk which may impact the Company and its shareholders in the future. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also appear or increase in significance, and could therefore impair our projected business results of operations and financial condition.


Risks Related to Our Business

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

We are a young, development stage company that has never been profitable.

Since incorporation we have not achieved profitability. GTREX is a development stage company that has recently begun to implement its business plan. The likelihood of success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which the we will operate. Our long-term viability, profitability and growth will depend upon successful commercialization of existing products, and the development and commercialization of new products relative to its business plan. Such performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products and markets in the evolving, highly competitive field of travel.

We have incurred substantial costs to build the foundations of our business. From our inception to the date of this report we have retained a deficit. We expect our operating losses and negative cash flows to continue into the future as we continue to incur significant expenses in marketing our products and establishing an inventory. Although our revenues are increasing, they will need to continue growing substantially in order for us to achieve profitability. Due to our limited operating history, it is difficult to predict whether we will be profitable in the future. Even if we do become profitable, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow slower than we anticipate, or if our operating expenses exceed our expectations or cannot be adjusted accordingly, our business will be materially adversely affected.

Potential Product Liability for the Products We May Sell.

Consumers may sue us if any of the products that it may sell are defective, fail to perform properly or injure the user. We have very limited experience in the sale of products and the development of relationships with suppliers of such products. We may be exposed to liability claims in connection with the information it provides. There can be no assurance that insurance coverage will be sufficient for every covered loss or that insurance coverage will continue to be available at premium rates that we can afford. Liability claims could require us to spend significant time and money in litigation and to pay significant damages. As a result, these claims, whether or not successful, could seriously damage our reputation and business.

We may not be able to adequately protect our proprietary rights.

Our products are valuable based in large part on their proprietary nature. Our ability to market our products and take advantage of our know-how depends upon our ability to prevent others from infringing upon our intellectual property and other proprietary rights. We rely upon a combination of statutory protections and common law rights to establish and protect our proprietary rights.

While we intend to monitor closely and take steps to protect our intellectual property rights, including (among other things) obtaining signed non-disclosure agreements prior to disclosing confidential information, there can be no assurance that these rights will remain protected in any or all markets, or that unauthorized third parties will not gain access to, and potentially impair or destroy, protected intellectual property rights. We may not have knowledge of any infringement or violation of our rights in time to protect them, and, even if we do, we may not have sufficient resources to engage in protracted and expensive litigation or other means to enforce our rights. If any of our material intellectual property rights were to be infringed upon, it could have a materially adverse impact upon our business and financial condition. Similarly, if any party were to assert that our technology infringes upon the rights of others, it could also have a materially adverse impact upon our ability to conduct our business, and/or our financial condition or future prospects, even if that assertion was ultimately found to be untrue.

Our future financial results will fluctuate significantly.

As a result of our limited operating history, we cannot predict our future revenues or operating results. We do, however, expect our future revenues and operating results to fluctuate significantly.

Our future operating expenses are expected to increase in future periods as we intend to expand our sales and marketing operations to promote our products and expand our service capabilities and improve our internal operating and financial systems. In addition, our operating expenses are based on our expectations of future revenues, and are relatively fixed in the short term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our expenses increase before our revenues do, then our business for a particular period would be materially adversely affected.

Because of all of these factors and the other risks discussed in this section, we believe that our quarterly and annual revenues, expenses and operating results likely will vary significantly in the future. Accordingly, you should not rely on period-to-period comparisons of our results of operations as an indication of our future performance.

We require additional funds to support our business operations.

We require additional capital in order to implement our current business plan as contemplated in this report. GTREX intends to attempt to raise funds during the second fiscal quarter of 2004 through the sale of equity in private transactions to accredited investors in transactions exempt from the registration requirements of the federal and state securities laws. If we are unable to raise the necessary capital we require, which we estimate to be a minimum of $500,000 and not more than $2,000,000, then we may not be able to operate our business in the manner described in this report. Additional capital beyond this estimated amount may also be necessary, to the extent that our operating revenue falls below anticipated levels, or if we make acquisitions or changes in our current business plan. There can be no assurance that we will be able to raise the funds it needs initially, or if we do that any additional required funds will be available when needed, on terms that are acceptable to our management or at all. Our inability to raise the funds we require, when we require them and on terms that are reasonably acceptable to our management, would have a materially adverse effect upon our ability to maintain and grow our business.


If we do raise the funds we require to grow the business, it could result in substantial dilution to our existing shareholders.

To the extent that we are able to identify accredited investors who will purchase equity securities from us, it may be that the terms on which such equity is sold will be more favorable than the price of our common stock at market. To the extent that we are unable to sell our securities for effectively the price at which our common stock can be bought in the public markets, then we may be forced to sell our securities for less than their market value, which could result in substantial dilution to our existing shareholders which is disproportionate to the value of the funds received by us in such transaction. There is no guarantee that additional financing will be available to us on acceptable terms when needed, or at all.

Our failure to effectively manage our growth could have a material adverse effect on our business.

We expect our business to grow rapidly. Such growth will place a significant strain on our management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our workforce. We expect that the number of our employees and distributors will continue to increase for the foreseeable future. We will have to maintain close coordination among our technical, accounting, finance, marketing and sales departments.

If we are unable to retain key personnel or attract new personnel, it could have a material adverse effect on our business.

The loss of services of any of our key personnel or our inability to successfully attract and retain qualified personnel in the future would have a material adverse effect on our business. We do not maintain key person life insurance on any of our employees. Our future success also depends on our ability to attract, retain, integrate and motivate highly skilled computer programmers and other employees.

Risks Related To Our Industry

Laws and regulations may prohibit or severely restrict our direct sales efforts and cause our sales and profitability to decline.

Various government agencies in the United States and throughout the world regulate direct sales practices. If we are unable to continue our business in our existing markets or commence operations in new markets because of these laws, our revenue and profitability will decline. Additionally, government agencies and courts in the countries where we operate may use their powers and discretion in interpreting and applying laws in a manner that limits our ability to operate or otherwise harms our business. Also, if any governmental authority brings a regulatory enforcement action against us that interrupts our direct sales efforts, or which results in a significant fine or penalty assessed against us, our business could suffer.

Government regulation of certain of our products may restrict our ability to introduce or maintain these products in some markets and could harm our business as a result.

Our products and our related marketing and advertising efforts are subject to extensive government regulation. We may be unable to introduce our products in some markets if we fail to obtain needed regulatory approvals, or if any product ingredients are prohibited. Failure to introduce or delays in introducing our products could reduce our revenue and decrease our profitability. Regulators also may prohibit us from making therapeutic claims about our products even if we have research and independent studies supporting such claims. These product claim restrictions could lower sales of some products. Even where our products are currently marketed, the applicable governments could change their laws, making it impossible for us to maintain sales in those areas. Either an inability to introduce our products into new geographic markets or our inability to continue to market and sell them in our existing ones, would have a materially adverse effect upon our business and financial condition.

Our failure to comply with government regulation may result in significant penalties or claims, any of which may result in enforcement action by the relevant regulatory agency.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Kailash Khanna Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge; no such proceedings are threatened or contemplated.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2004..

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT NUMBER                      DESCRIPTION
3.1      Articles of Incorporation (1)

3.2      By-Laws, as amended (1)

4.1      Share Certificate (1)

31.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1) Filed as an exhibit to the Registrant's Form SB-2 registration statement originally filed on April 12, 2001 and as amended on August 28, 2001, October 22, 2001, December 12, 2001 and January 21, 2002.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 2004:

     o Report on Form 8-K filed on January 29, 2004 reporting the acquisition of the control shares of the Company and the appointment of a new board of directors.

     o Report on Form 8-K filed on February 25, 2004 reporting GTREX amended its articles of incorporation to change its name to GTREX, Inc. and increased its total share authorization to 100,000,000 shares of common stock, $0.0001 par value. In addition, GTREX also changed its principal place of business to 515 Madison Avenue, 21st Floor, New York, NY 10022 and changed its telephone number.

     o Report on Form 8-K filed on March 25, 2004 reporting the merger with GTREX-Global Travel Exchange, Inc., a privately held company.

     o Report on Form 8-K filed on April 9, 2004 reporting a change in independent auditors.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTREX, INC.

Date:     May 19, 2004


By:   /s/Kailash Khanna
         Kailash Khanna
         CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
         (PRINCIPAL EXECUTIVE OFFICER)
         (PRINCIPAL ACCOUNTING OFFICER)

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, KAILASH KHANNA, Chief Executive Officer and Chief Financial Officer of GTREX, Inc. (the "Registrant"), certify that;

(1)      I have reviewed this quarterly report on Form10-QSB of GTREX, Inc.

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

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

(5) I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May 20, 2004

 /s/  Kailash Khanna
     -------------------------------
     Kailash Khanna

CHIEF EXECUTIVE OFFICER AND
CHIEF  FINANCIAL OFFICER
------------------------
(Title)

Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kailash Khanna, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of GTREX, Inc. for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of GTREX, Inc.



By:     /s/Kailash Khanna
        -------------------------
Name:    Kailash Khanna

Title:   Chief Executive Officer
Date:    May 20, 2004

By:     /s/Kailash Khanna
        -------------------------
Name:    Kailash Khanna

Title:   Chief Financial Officer
Date:    May 20, 2004