Form 10QSB
period 2004-06-30
GTREX INC
filed 2004-08-24
CIK 944020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                 For the quarterly period ended : June 30, 2004
                       FILED WITHOUT FINANCIAL STATEMENTS
  [ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

                      65 Enterprise, Aliso Viejo, CA 92656

               (Address of principal executive offices) (Zip code)

                                  949-330-7140
                                Fax: 949-330-7141
            (Registrant's Telephone Number, Including the Area Code)

                        515 Madison Avenue, New York, NY
          (Former name or former address, if changed from last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 17,633,800 shares of $.0001 par value common stock as of June 30, 2004.

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

We are in the development stage of operations, and our efforts through June 30 , 2004 have been primarily devoted to organizational activities, raising capital and research and development. We anticipate substantial additional losses as we pursue our continuing research and development efforts.

RESULTS OF OPERATIONS

REVENUES

We are a development stage company and did not generate any revenue for the year three months ended June 30, 2004. Instead, we have continued to experience losses. Net loss increased to ($175,424) for the three months ended June 30, 2004.

COST OF SALES

We have no cost of sales for the three months ended June 30, 2004.

GROSS PROFITS

We have no gross profits for the three months ended June 30, 2004. We have continued to experience net losses totaling $175,424 for the period ending June 30, 2004.

EXPENSES

Total expenses for the three months ended June 30, 2004 increased to $175,424 In the total expenses for 2004, there is an increase in expenses over the 2003 period and is largely a result of general and administrative expenses as discussed below.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2004. The overall increase between the 2004 and 2003 periods is primarily related to office and administrative expenses, professional fees, salaries and consulting expenses and expenses of a publicly traded company.

Other Income and Expense

Other income and expense for the three months ended June 30, 2004 decreased to $26. These expenses related to interest expense.

NET LOSS

Net loss for the three months ended June 30, 2004 increased to $175,424. The increase in net loss from 2003 is due primarily to the overall increase in expenses as discussed above.

LIQUIDITY AND FINANCIAL CONDITION

Our continued existence is dependent on our ability to resolve liquidity problems. We have experienced a net loss of $175,424 for the three months ended June 30, 2004 and $426,265 for the period November 12, 1999, the date of inception, to June 30, 2004. These factors have contributed to uncertainty about our ability to continue as a going concern. The ability of GTREX to continue its existence is dependent upon our success in obtaining additional adequate capital by equity sales of securities and debt financing. If we are unable to raise funds through contemplated sales of our equity securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management's plans to obtain such resources include (1) raising additional capital through sales of common stock, the proceeds of which would be used to improve the marketing effort of all of our product lines; (2) examining various avenues of debt financing; (3) minimizing the requirements for working capital by limiting operations, and (4) preserving our cash resources by attracting and retaining employees and consultants supplementing their pay with incentive stock options.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2004..

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

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

     o Report on Form 8-K filed on June 29, 2004 amending a previous report on Form 8-K reporting a merger and amended to included combined financial statements.

     o Report on Form 8-K filed on August 18, 2004 reporting the resignation of 3 directors.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTREX, INC.

Date:     August 23, 2004


By:   /s/Chris Berlandier
         Chris Berlandier
         CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
         (PRINCIPAL EXECUTIVE OFFICER)
         (PRINCIPAL ACCOUNTING OFFICER)

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Chris Berlandier, Chief Executive Officer and Chief Financial Officer of GTREX, Inc. (the "Registrant"), certify that;

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

Date: August 23, 2004


/s/  Chris Berlandier
    -------------------------------
    Chris Berlandier
CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL OFFICER
------------------------
(Title)

Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Chris Berlandier, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of GTREX, Inc. for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of GTREX, Inc.





By:     /s/ Chris Berlandier
        -------------------------
Name:    Chris Berlandier

Title:   Chief Executive Officer
Date:    August 23, 2004

By:     /s/ Chris Berlandier
        -------------------------
Name:    Chris Berlandier

Title:   Chief Financial Officer
Date:    August 23, 2004