Form 10QSB/A
period 2004-06-30
GTREX INC
filed 2004-12-15
CIK 944020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended : June 30, 2004
[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

GTREX, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-31974	13-4171971
(State or other jurisdiction of incorporation or organization)	(Commission Identification No.)	(I.R.S. Employer File Number)

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
[X] Yes     [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 18,223,800 shares of $.0001 par value common stock as of June 30, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

GTREX, INC.

PAGE NUMBER

GTREX, Inc.
(Formerly Apollo Holdings, Inc.)
(A Development Stage Company)
Consolidated Financial Statements
June 30, 2004

GTREX, Inc. (Formerly Apollo Holdings, Inc.) (A Development Stage Company) Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2004	2003
	(unaudited)
Current Assets
Cash	$ 86,038	$ 103
Trust Account Receivable	14,951	-
Prepaid Expenses	12,815	-

Total Current Assets	113,804	103

Equipment and Software, Net	275,143	-

Total Assets	$ 388,947	$ 103

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 109,217	$ 92
Accrued Liabilities	92,000	-

Total Current Liabilities	201,217	92

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares, $.0001 Par Value,
Issued and Outstanding 18,223,800 and 4,782,108, Respectively	1,822	478
Additional Paid in Capital	801,773	200,943
Subscription Receivable	(198,000)	-
Accumulated Deficit During the Development Stage	(417,865)	(201,410)

Total Stockholders' Equity	187,730	11

Total Liabilities and Stockholders' Equity	$ 388,947	$ 103

See notes to consolidated financial statements.

GTREX, Inc. (Formerly Apollo Holdings, Inc.) (A Development Stage Company) Consolidated Statements of Operations (Unaudited)
					From Inception on
	For the Three Months Ended		For the Six Months Ended		November 12, 1999
	June 30,		June 30,		Through
	2004	2003	2004	2003	June 30, 2004

Revenues, Net	$ -	$ -	$ -	$ -	$ -

Cost of Sales

Gross Profit (Loss)	-	-	-	-	-

Operating Expenses
General & Administrative	167,050	(24,054)	216,534	(15,922)	443,886

Total Operating Expenses	167,050	(24,054)	216,534	(15,922)	443,886

Net Operating Income (Loss)	(167,050)	24,054	(216,534)	15,922	(443,886)

Other Income(Expense)
Interest Income	26	-	26	1	63
Debt Forgiveness	-	-	-	-	34,802
Loss on Disposition of Asset	-	-	-	-	(2,789)
Interest Expense and Foreign Exchange	-	-	53	-	(6,055)

Total Other Income(Expense)	26	-	79	1	26,021

Net Income (Loss)	$ (167,024)	$ 24,054	$ (216,455)	$ 15,923	$ (417,865)

Net Income (Loss) Per Share	$ (0.01)	$ 0.00	$ (0.02)	$ 0.00

Weighted Average Shares Outstanding	18,223,800	4,814,608	12,833,438	4,814,608

See notes to consolidated financial statements.

GTREX, Inc.
(Formerly Apollo Holdings, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

					Accumulated
					Deficit	Total
			Additional		During the	Stockholders'
	Common Stock		Paid-in	Subscription	Development	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

November 17, 1999 - Common stock issued for cash	2,500,000	$ 250	$ 12,250	$ -	$ -	$ 12,500

Net income (loss) for the year ended December 31, 1999	-	-	-	-	-	-

Balance, December 31, 1999	2,500,000	250	12,250	-	-	12,500

July 31, 2000 - Common stock issued for cash	1,500,000	150	7,350	-		7,500

Net income (loss) for the year ended December 31, 2000	-	-	-	-	(9,000)	(9,000)

Balance, December 31, 2000	4,000,000	400	19,600	-	(9,000)	11,000

Net income (loss) for the year ended December 31, 2001	-	-	-	-	(57,516)	(57,516)

Balance, December 31, 2001	4,000,000	400	19,600	-	(66,516)	(46,516)

May 7, 2002 - Common stock issued for cash	601,000	60	120,139	-	-	120,199

May 7, 2002 - Common stock issued for expenses	181,108	18	36,204	-	-	36,222

November 7, 2002 - Common stock issued for expenses	50,000	5	24,995	-	-	25,000

Net income (loss) for the year ended December 31, 2002	-	-	-	-	(128,764)	(128,764)

Balance, December 31, 2002	4,832,108	483	200,938	-	(195,280)	6,141

April 28, 2003 - Common stock retired	(50,000)	(5)	5	-	-	-

Net income (loss) for the year ended December 31, 2003	-	-	-	-	(6,130)	(6,130)

Balance, December 31, 2003	4,782,108	478	200,943	-	(201,410)	11

March 10, 2004 - Stock split 11 to 1	52,603,188	5,260	(5,260)	-	-	-

March 12, 2004 - Common stock retired	(48,570,896)	(4,857)	4,857	-	-	-

March 12, 2004 - Merger and recapitalization	7,942,068	794	353,380	-	-	354,174

April 1, 2004 - Common stock issued for cash	1,467,332	147	247,853	(248,000)	-	-

Cash from subscription receivable	-	-	-	50,000	-	50,000

Net income (loss) for the six months ended June 30, 2004	-	-	-	-	(216,455)	(216,455)

Balance, June 30, 2004 (unaudited)	18,223,800	$ 1,822	$ 801,773	$ (198,000)	$ (417,865)	$ 187,730

See notes to consolidated financial statements.

GTREX, Inc.
(Formerly Apollo Holdings, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception on
	For the Six Months		November 12, 1999
	Ended June 30,		Through
	2004	2003	June 30, 2004

Cash Flows from Operating Activities:
Net Income (Loss)	$ (216,455)	$ 15,923	$ (417,865)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	1,408	2,092	6,987
Stock Issued for Expenses	-	(25,000)	61,222
Debt Forgiveness	-	-	(34,802)
Loss on Disposal of Assets	-	-	2,789
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Trust Accounts Receivable	239,635	-	239,635
Prepaid Expenses	(9,772)	1,284	(9,772)
Loan Receivable	-	23,598	-
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	172,084	(19,292)	230,426

Net Cash Provided(Used) by Operating Activities	186,900	(1,395)	78,620

Cash Flows from Investing Activities:
Proceeds from Loans	-	-	(23,598)
Payments for Loans	-	-	150
Payments for Capital Assets	(150,965)	-	(159,333)

Net Cash Provided (Used) by Investing Activities	(150,965)	-	(182,781)

Cash Flows from Financing Activities:
Proceeds from Issuance of Stock	50,000	-	190,199

Net Cash Provided (Used) by Financing Activities	50,000	-	190,199

Increase (Decrease) in Cash	85,935	(1,395)	86,038

Cash and Cash Equivalents at Beginning of Period	103	2,260	-

Cash and Cash Equivalents at End of Period	$ 86,038	$ 865	$ 86,038

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

See notes to consolidated financial statements.

GTREX, Inc.
(Formerly Apollo Holdings, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2004

GENERAL

GTREX, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

REVERSE MERGER

On March 12, 2004, GTREX-Global Travel Exchange, Inc., a Delaware corporation incorporated on June 14, 1999 exchanged all of its 8,819,400 outstanding shares of common stock for 8,819,400 shares of the Company. This exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting. The combination has been recorded as a recapitalization of the stockholders' equity.

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

OVERVIEW

GTREX, Inc. a Delaware Corporation (referred hereinafter as Company or GRXI) is an alternative to the existing Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities. GTREX searches for the availability and price for the itinerary suggested by the buyer over all direct connected suppliers and GDS and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. GTREX will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them, obviating the need and cost of the traditional Global Distribution Systems (GDS).

The Company was formally named Apollo Holdings, Inc (a Delaware Corporation). On or about December 8, 2003 we abandoned our business plan due to the difficulties faced by the company in creating sustainable business in both our business models relating to anti-piracy software services that we offered to corporations with digital assets and the competition in web-based business to business intellectual property exchanges. WE thereon decided that it was necessary to examine new related and unrelated business opportunities. On February 24, 2004 we changed our name to GTREX, Inc. in anticipation of a merger with a privately held travel and tourism industry company. On March 12, 2004 we completed a merger with GTREX-Global Travel Exchange, Inc., a privately held Delaware corporation incorporated on June 14, 1999 and changed our business emphasis to travel and tourism. In the merger, we exchanged 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company. The exchange has been accounted for as a reverse merger under the purchase method of accounting.

We are in the development stage of operations, and our efforts through June 30 , 2004 have been primarily devoted to organizational activities, raising capital and research and development. We anticipate substantial additional losses as we pursue our continuing research and development efforts.

RESULTS OF OPERATIONS

REVENUES

We are a development stage company and did not generate any revenue for the year three months ended June 30, 2004. Instead, we have continued to experience losses. Net loss increased to ($167,024) for the three months ended June 30, 2004.

COST OF SALES

We have no cost of sales for the three months ended June 30, 2004.

GROSS PROFITS

We have no gross profits for the three months ended June 30, 2004. We have continued to experience net losses totaling $167,024 for the period ending June 30, 2004.

EXPENSES

Total expenses for the three months ended June 30, 2004 increased to $167,024 in the total expenses for 2004, there is an increase in expenses over the 2003 period and is largely a result of general and administrative expenses as discussed below.

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

NET LOSS

Net loss for the three months ended June 30, 2004 increased to $167,024. The increase in net loss from 2003 is due primarily to the overall increase in expenses as discussed above.

LIQUIDITY AND FINANCIAL CONDITION

Our continued existence is dependent on our ability to resolve liquidity problems. We have experienced a net loss of $167,024 for the three months ended June 30, 2004 and $417,865 for the period November 12, 1999, the date of inception, to June 30, 2004. These factors have contributed to uncertainty about our ability to continue as a going concern. The ability of GTREX to continue its existence is dependent upon our success in obtaining additional adequate capital by equity sales of securities and debt financing. If we are unable to raise funds through contemplated sales of our equity securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management's plans to obtain such resources include (1) raising additional capital through sales of common stock, the proceeds of which would be used to improve the marketing effort of all of our product lines; (2) examining various avenues of debt financing; (3) minimizing the requirements for working capital by limiting operations, and (4) preserving our cash resources by attracting and retaining employees and consultants supplementing their pay with incentive stock options.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's former Chief Executive Officer and Chief Financial Officer, Mr. Kailash Khanna Based upon that evaluation, the Company's former Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Date: August 23, 2004 /s/ Chris Berlandier Chris Berlandier CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

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

By: /s/ Chris Berlandier Name: Chris Berlandier Title: Chief Executive Officer Date: August 23, 2004