Form 10QSB
period 2004-09-30
GTREX INC
filed 2004-12-15
CIK 944020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended: September 30, 2004
[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

GTREX, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-31974	13-4171971
(State or other jurisdiction of incorporation or organization)	(Commission Identification No.)	(I.R.S. Employer File Number)

65 Enterprise, Aliso Viejo, CA 92656
(Address of principal executive offices) (Zip code)

949-330-7140
(Issuer's Telephone Number, Including the Area Code)

(Former name or former address, if changed from last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes     [   ] No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at December 8, 2004
Common Stock, $0.0001 par value	18,223,800 shares

GTREX, INC.

PAGE NUMBER

GTREX, Inc.
(Formerly Apollo Holdings, Inc.)
(A Development Stage Company)
Consolidated Financial Statements
September 30, 2004

GTREX, Inc. (Formerly Apollo Holdings, Inc.) (A Development Stage Company) Consolidated Balance Sheets
ASSETS
	September 30,	December 31,
	2004	2003
	(unaudited)
Current Assets
Cash	$ 33,296	$ 103
Trust Account Receivable	14,951	-
Employee Advances	4,175	-
Prepaid Expenses	17,878	-

Total Current Assets	70,300	103

Equipment and Software, Net	355,140	-

Total Assets	$ 425,440	$ 103

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 49,010	$ 92
Accrued Liabilities	57,350	-

Total Current Liabilities	106,360	92

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares, $.0001 Par Value,
Issued and Outstanding 18,223,800 and 4,782,108, Respectively	1,822	478
Additional Paid in Capital	801,773	200,943
Accumulated Deficit During the Development Stage	(484,515)	(201,410)

Total Stockholders' Equity	319,080	11

Total Liabilities and Stockholders' Equity	$ 425,440	$ 103

See notes to consolidated financial statements.

GTREX, Inc. (Formerly Apollo Holdings, Inc.) (A Development Stage Company) Consolidated Statement of Operations (Unaudited)
					From Inception on
	For the Three Months Ended		For the Nine Months Ended		November 12, 1999
	September 30,		September 30,		Through
	2004	2003	2004	2003	September 30, 2004

Revenues, Net	$ -	$ -	$ -	$ -	$ -

Cost of Sales

Gross Profit (Loss)	-	-	-	-	-

Operating Expenses
General & Administrative	66,653	3,453	283,187	(18,295)	510,539

Total Operating Expenses	66,653	3,453	283,187	(18,295)	510,539

Net Operating Income (Loss)	(66,653)	(3,453)	(283,187)	18,295	(510,539)

Other Income(Expense)
Interest Income	3	-	29	1	66
Debt Forgiveness	-	-	-	-	34,802
Loss on Disposition of Asset	-	-	-	-	(2,789)
Interest Expense and Foreign Exchange	-	-	53	-	(6,055)

Total Other Income(Expense)	3	-	82	1	26,024

Net Income (Loss)	$ (66,650)	$ (3,453)	$ (283,105)	$ 18,296	$ (484,515)

Net Income (Loss) Per Share	$ (0.00)	$ (0.00)	$ (0.02)	$ 0.00

Weighted Average Shares Outstanding	18,223,800	4,803,615	14,630,226	4,803,615

See notes to consolidated financial statements.

GTREX, Inc. (Formerly Apollo Holdings, Inc.) (A Development Stage Company) Consolidated Statements of Stockholders' Equity (Deficit)
					Accumulated
					Deficit	Total
			Additional		During the	Stockholders'
	Common Stock		Paid-in	Subscription	Development	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

November 17, 1999 - Common stock issued for cash	2,500,000	$ 250	$ 12,250	$ -	$ -	$ 12,500

Net income (loss) for the year ended December 31, 1999	-	-	-	-	-	-

Balance, December 31, 1999	2,500,000	250	12,250	-	-	12,500

July 31, 2000 - Common stock issued for cash	1,500,000	150	7,350	-		7,500

Net income (loss) for the year ended December 31, 2000	-	-	-	-	(9,000)	(9,000)

Balance, December 31, 2000	4,000,000	400	19,600	-	(9,000)	11,000

Net income (loss) for the year ended December 31, 2001	-	-	-	-	(57,516)	(57,516)

Balance, December 31, 2001	4,000,000	400	19,600	-	(66,516)	(46,516)

May 7, 2002 - Common stock issued for cash	601,000	60	120,139	-	-	120,199

May 7, 2002 - Common stock issued for expenses	181,108	18	36,204	-	-	36,222

November 7, 2002 - Common stock issued for expenses	50,000	5	24,995	-	-	25,000

Net income (loss) for the year ended December 31, 2002	-	-	-	-	(128,764)	(128,764)

Balance, December 31, 2002	4,832,108	483	200,938	-	(195,280)	6,141

April 28, 2003 - Common stock retired	(50,000)	(5)	5	-	-	-

Net income (loss) for the year ended December 31, 2003	-	-	-	-	(6,130)	(6,130)

Balance, December 31, 2003	4,782,108	478	200,943	-	(201,410)	11

March 10, 2004 - Stock split 11 to 1	52,603,188	5,260	(5,260)	-	-	-

March 12, 2004 - Common stock retired	(48,570,896)	(4,857)	4,857	-	-	-

March 12, 2004 - Merger and recapitalization	7,942,068	794	353,380	-	-	354,174

April 1, 2004 - Common stock issued for cash	1,467,332	147	247,853	(248,000)	-	-

Cash from subscription receivable	-	-	-	248,000	-	248,000

Net income (loss) for the nine months ended September 30, 2004	-	-	-	-	(283,105)	(283,105)

Balance, September 30, 2004 (unaudited)	18,223,800	$ 1,822	$ 801,773	$ -	$ (484,515)	$ 319,080

See notes to consolidated financial statements.

GTREX, Inc.
(Formerly Apollo Holdings, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception on
	For the Nine Months		November 12, 1999
	Ended September 30,		Through
	2004	2003	September 30, 2004

Cash Flows from Operating Activities:
Net Income (Loss)	$ (283,105)	$ 18,296	$ (484,515)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	2,572	3,138	8,151
Stock Issued for Expenses	-	(25,000)	61,222
Debt Forgiveness	-	-	(34,802)
Loss on Disposal of Assets	-	-	2,789
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Trust Accounts Receivable	239,635	-	239,635
Loan Receivable	-	23,598	-
Prepaid Expenses	(14,835)	2,527	(14,835)
Employee Advances	(4,175)		(4,175)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	77,228	(24,136)	135,570

Net Cash Provided(Used) by Operating Activities	17,320	(1,577)	(90,960)

Cash Flows from Investing Activities:
Proceeds from Loans	-	-	(23,598)
Payments for Loans	-	-	150
Payments for Capital Assets	(232,127)	-	(240,495)

Net Cash Provided (Used) by Investing Activities	(232,127)	-	(263,943)

Cash Flows from Financing Activities:
Proceeds from Issuance of Stock	248,000	-	388,199

Net Cash Provided (Used) by Financing Activities	248,000	-	388,199

Increase (Decrease) in Cash	33,193	(1,577)	33,296

Cash and Cash Equivalents at Beginning of Period	103	2,260	-

Cash and Cash Equivalents at End of Period	$ 33,296	$ 683	$ 33,296

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

See notes to consolidated financial statements.

GTREX, Inc.
(Formerly Apollo Holdings, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2004

GENERAL

GTREX, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

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

REVERSE MERGER

On March 12, 2004, GTREX-Global Travel Exchange, Inc., a Delaware corporation incorporated on September 14, 1999 exchanged all of its 8,819,400 outstanding shares of common stock for 8,819,400 shares of the Company. This exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting. The combination has been recorded as a recapitalization of the stockholders' equity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The following discussion should be read in conjunction with our unaudited financial statements and notes. Certain statements included herein, other than statements of historical fact, may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations, manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by the Company for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Valuation Of Long-Lived And Intangible Assets

The recoverability of long lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

COMPANY STRATEGY

GTREX, Inc. ("the Company" or "GRXI") a Delaware Corporation, is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - Airlines, cruise lines, hotels, car rental companies and providers of other travel amenities. The company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them, obviating the need and cost of the traditional Global Distribution Systems (GDS).

GTREX, Inc. was organized as Apollo Holdings, Inc under the laws of the State of Delaware. In December of 2003 the Company abandoned the original business plan due to difficulties faced by the Company in creating sustainable business in both our business models relating to anti-piracy software services that was offered to corporations with digital assets and the competition in web-based business-to-business intellectual property exchanges. The Company sought other business opportunities and in March of 2004 completed a merger with GTREX- Global Travel Exchange, Inc. a privately held Delaware corporation that was incorporated on June 14, 1999 to engage in the travel and tourism business. The Company, in anticipation of the merger, changed its name from Apollo Holdings, Inc to GTREX, Inc on February 24, 2004. The Company issued 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company. The exchange has been accounted for as a reverse merger under the purchase method of accounting.

The Company has primarily concentrated on developing the software and hardware for its core product for the first three quarters of the year. No revenues have been generated to date and no revenues will be generated for the balance of the fiscal year. It is, however, anticipated that the travel distribution platform will be completed by the end of 2004 and sales of product will begin as early as January 2005.

The Company changed management on August 13, 2004 and went through a restructuring of management to focus on the completion of the distribution platform. This focus has born fruit and as mentioned above the travel distribution platform is nearing completion and although there will be continuing effort in expanding and refining the software, sales efforts can begin and connectivity agreements with suppliers can be consummated. The Company will always have an ongoing effort in the form of research and development to evolve its product to stay ahead of any competition.

Currently, there are no additional commitments for material expenditures. It should be noted that the Company's auditors Chisholm, Bierwolf & Nilson have expressed in their audit opinion letter accompanying the financial statements for the quarter ended September 30, 2004 that there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

Quarter ended September 30, 2004 compared to quarter ended September 30, 2003

During the quarter ended September 30, 2004, the Company incurred a net loss of $66,650 compared to a loss of $3,453 for the same quarter of 2003. The current loss is primarily due to ongoing expenses in developing the software platform for the travel industry. The loss for the three quarters ended September 30, 2004 is $283,105 compared to a profit of $18,296 for the same period in 2003.

Interest income for the quarter ended September 30, 2004 was $82, compared to $1 for the quarter ended September 30, 2003

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $484,515. The Company requires additional capital to meet its operating requirements. Management plans to increase cash flows through the sale of securities and debt financing through the end of the year. Sales of product will add to the cash flow after the first of next year. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of September 30, 2004, the Company had total cash and current assets of $70,300 and current liabilities of $106,360. The Company generated cash for operations through the issuance of common stock. Subsequent to this quarter end the company has also pursued debt financing. On December 9, 2004 the Company issued a subordinated convertible debenture in the amount of $5,000. The debenture bears interest at 8%, matured five months from the date of issuance, and is convertible into common stock at a discount to market of 50% from the closing bid price on the date of conversion. The Company will continue to pursue this type of financing in the next few quarters.

There is no assurance that the Company will be able to raise any additional funds through the issuance of stock or through debt financing. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

RISKS AND UNCERTAINTIES

An investment in the company involves a high degree of risk. In addition to matters discussed elsewhere in this report, careful consideration should be given to the following risk factors. This report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could be substantially different from the results we anticipate in these forward-looking statements because of one or more of the factors described below and/or elsewhere in this report. If any of these risks were to actually occur, our business, results of operations and financial condition would likely suffer materially. The risks outlined below are those which management believes are material to an understanding of our business and the risks inherent in it, but such list is not exclusive of every possible risk, which may impact the Company and its shareholders in the future. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also appear or increase in significance, and could therefore impair our projected business results of operations and financial condition.

Risks Related to Our Business

Competition in the travel and tourism industry is intense and there is uncertainty that given our new technology and limited resources that we will be able to succeed.

The online travel market has shown impressive growth. Travel is a proven winner on the Internet. The incumbent organizations have the space, the expertise and the finance to dominate. Suppliers themselves have the potential to benefit enormously from the destabilization of the distribution chain by using the Internet as a direct connection. For example, the major airlines have steadily been cutting commission costs to travel agents and encouraging customers to book directly on their web sites - they have collectively developed Orbitz, a low fare web based site centered in the US and Opordo a similar entity based in Europe, replicating the pattern they used in creating the GDS themselves in the 1980's. In the hotel sector, Pegasus is seeking to develop its own vehicle and cruise companies are looking towards web based engines and e- business activity as a primary distribution mode. The GDS themselves are competition. They have significant numbers of users and suppliers under carefully structured contract designed to secure allegiance through price/technology/marketing options. They will use their position to transfer allegiance to their web linked and ultimately web based vehicles. For the near-term however, GDS legacy systems will remain integral to travel distribution due to their transaction processing and data storage capabilities. The advances in technology are nevertheless undermining the position of the GDS - despite their migration to hybrid web linked systems.

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

Since incorporation we have not achieved profitability. GTREX is a development stage company that has recently begun to implement its business plan. The likelihood of success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which we will operate. Our long-term viability, profitability and growth will depend upon successful commercialization of existing products, and the development and commercialization of new products relative to its business plan. Such performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products and markets in the evolving, highly competitive field of travel.

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

We require additional capital in order to implement our current business plan as contemplated in this report. GTREX intends to attempt to raise funds during the Fourth fiscal quarter of 2004 through the sale of equity in private transactions to accredited investors in transactions exempt from the registration requirements of the federal and state securities laws. If we are unable to raise the necessary capital we require, which we estimate to be a minimum of $50,000 and not more than $150,000, then we may not be able to operate our business in the manner described in this report. Additional capital beyond this estimated amount may also be necessary, to the extent that our operating revenue falls below anticipated levels, or if we make acquisitions or changes in our current business plan. There can be no assurance that we will be able to raise the funds it needs initially, or if we do that any additional required funds will be available when needed, on terms that are acceptable to our management or at all. Our inability to raise the funds we require, when we require them and on terms that are reasonably acceptable to our management, would have a materially adverse effect upon our ability to maintain and grow our business.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, Mr. Chris Berlandier. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II.

Other Information

Item 1. Legal Proceedings

GTREX, Inc was named a defendant in a case entitled Mark Aronson V. GTREX, Inc. The plaintiff sued GTREX along with thousands of companies for putting out spam. Although the Company does not send out any mail it chose not to defend itself because the legal cost had potential to cost more than the potential judgment. Judgment was awarded to the plaintiff in the amount of $9,300.00. The Company has no intention of paying this amount but there is always the possibility that it may have to be paid.

Item 2. Changes in Securities

There were no changes in securities this quarter.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

An 8K was filed in August to report the resignation of three directors that was reported on the previous 10 Q

On December 9, 2004 the Board of Directors of GTREX, Inc. terminated
Peterson & Company, LLP as its independent Auditors and engaged Chisholm,
Bierwolf & Nilson Certified Public Accountants as its new independent auditors.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTREX, INC.

Date: December 14, 2004	By: /s/Chris Berlandier CHRIS BERLANDIER Chief Executive Officer

GTREX, INC.
a Delaware corporation
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Chris Berlandier, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GTREX, Inc.;
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

Date December 14, 2004

/s/ Chris Berlandier
CHRIS BERLANDIER
Chief Executive Officer

GTREX, INC.
a Delaware corporation
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Chris Berlandier, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GTREX, Inc.;
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

Date: December 14, 2004

/s/ Chris Berlandier
CHRIS BERLANDIER
Chief Financial Officer

Exhibit 99.1

CERTIFICATION

    Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Chris Berlandier, Chief Executive Officer of GTREX, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended September 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 14, 2004

/S/ Chris Berlandier
CHRIS BERLANDIER
Chief Executive Officer

Exhibit 99.2

CERTIFICATION

    Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Chris Berlandier, Chief Financial Officer of GTREX, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended September 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 14, 2004

/S/ Chris Berlandier
CHRIS BERLANDIER
Chief Financial Officer