Form 10KSB
period 2004-12-31
GTREX CAPITAL, INC.
filed 2005-05-16
CIK 944020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act

of 1934 For the Fiscal Year Ended December 31, 2004

Commission File Number: 333-5874

GTREX Capital, Inc.

(Exact Name of Registrant as Specified in Its Charter)

                              Delaware                                                                                      13-4171971

             (State or other jurisdiction of                                                                    (I.R.S. Employer

            incorporation or organization)                                                                   Identification No.)

65 Enterprise, Aliso Viejo, CA  92656

(Address of principal executive offices)

(949) 330-7140

(Issuers telephone number, including area code)

GTREX, Inc.

(former name or former address, if changed since last report)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X  ]

No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as December 31, 2004 was $1,167,940, based on the last sale price of $0.05 as reported on the bulletin board.

The Registrant had 21,118,800 shares of common stock, $0.0001 par value, outstanding as of March 29, 2005

GTREX CAPITAL, INC.

TABLE OF CONTENTS

PART I
ITEM 1 DESCRIPTION OF BUSINESS	3
ITEM 2. DESCRIPTION OF PROPERTY	5
ITEM 3. LEGAL PROCEEDINGS	5
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	5
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	5
Market Information	5
Holders	6
Dividends	6
Recent Sales of Unregistered Securities	6
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS	7
PLAN OF OPERATIONS	7
LIQUIDITY AND CAPITAL RESOURCES	7
RESULTS OF OPERATIONS	7
RISK FACTORS	8
Risks Related to our Business	8
Risks Related to our Operation as a Business Development Company	8
ITEM 7. FINANCIAL STATEMENTS	13
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS	13
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	13
Remuneration Paid to DIRECTORS	14
ITEM 10. EXECUTIVE COMPENSATION	14
Remuneration Paid to Executives	15
Employment Agreements	15
Employee Benefits	15
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	16
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	16
ITEM 13. CONTROLS AND PROCEDURES	16
ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K	17
ITEM 15. PRINCIPAL ACCOUNTANTS FEES AND SERVICES	18
SIGNATURES	19
FINANCIAL STATEMENTS	F1
EXHIBITS

PART I

Forward Looking Statements

This document includes statements that may constitute forward-looking statements made pursuant to the Safe harbor provisions of the Private Securities Litigation reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this documents and in all if its communications to shareholders and others, on managements projections, estimates and all other communications.  Statements that are based on managements projections, estimates and assumptions are forward-looking statements, the words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies can affect events and the Company’s actual results and could cause its actual results to differ materially from this expressed in any forward-looking statements made by, or on behalf, of the Company.

ITEM 1. DESCRIPTION OF BUSINESS

GTREX Capital, Inc. ("the Company" or "GRXI") a Delaware Corporation, is an investment holding company based on the based on the Investment Company Act of 1940.  GTREX Capital, Inc. was organized as Apollo Holdings, Inc under the laws of the State of Delaware on November 12, 1999. In December of 2003 the Company abandoned the original business plan due to difficulties faced by the Company in creating sustainable business in both our business models relating to anti-piracy software services that was offered to corporations with digital assets and the competition in web-based business-to-business intellectual property exchanges. The Company sought other business opportunities and in March of 2004 completed a merger with GTREX- Global Travel Exchange, Inc. a privately held Delaware corporation that was incorporated on June 14, 1999 to engage in the travel and tourism business. The Company, in anticipation of the merger, changed its name from Apollo Holdings, Inc to GTREX, Inc. on February 24, 2004. The Company issued 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company. The exchange has been accounted for as a reverse merger under the purchase method of accounting.

On January 25, 2005 the Company's Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded on a major US Exchange or that has assets less than $4 million.  On February 5, 2005 the Company changed its name to GTREX Capital, Inc to properly reflect the nature if its business.

At present, the only portfolio company is Global Travel Exchange, Inc., a Nevada corporation. Global Travel Exchange, Inc. is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them, obviating the need and cost of the traditional Global Distribution Systems (GDS).

The Travel and Tourism Industry is under ever increasing pressure to reduce costs.  Distribution of its products through direct connections using the alternative GDS as provided by Global Travel Exchange, Inc is one of the ways that the industry can significantly reduce costs.  The reduced costs come not only from the direct connection but also because Global Travel will provide travel suppliers lower transaction fees.  Global Travel is able to offer these savings because of the modern Internet software technology its alternative GDS is based on.

Global Travel Exchange, Inc. has primarily concentrated on developing the software and hardware for its core product for the fiscal year ended December 31, 2004. No revenues have been generated to date. It is, however, anticipated that the travel distribution platform will be completed in the first quarter of 2005 with sales of product beginning in the first quarter of 2005 as well.

Currently, there are no additional commitments for material expenditures. It should be noted that the Company's previous auditors Peterson & Co., LP have expressed in their audit opinion letter accompanying the financial statements for the fiscal year ended December 31, 2003 that there is substantial doubt about the Company's ability to continue as a going concern.

Investment Strategy

GTREX Capital, Inc. intends to make strategic investments in cash-flow positive companies with perceived growth potential.  The Investment Committee has adopted a charter wherein these two criteria will be weighed against other criteria including strategic fit, investment amount, management ability, etc.  In principle, the Company will prefer to make investments in companies where the Company can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company, or exert some other management control.

As a Business Development Company, the Company is required to have at least 70% of its assets in “eligible portfolio companies.” An eligible portfolio company includes any issuer that:

• is organized under the laws of, and has its principal business in, the United States;

• generally does not meet the definition of an investment company under the 1940 Act or is excluded from that definition pursuant to Section 3(c) of that Act; and

• satisfies one of the following criteria:

• it does not have any class of securities with respect to which a national securities exchange member, broker, or dealer may extend margin credit pursuant to the rules or regulations adopted by the Federal Reserve Board under Section 7 of the Securities Exchange Act of 1934, as amended (the "Exchange Act");

• it is controlled by a BDC either alone or as part of a group acting together and the BDC exercises a controlling influence over the issuer and has an affiliated person who is director of the issuer; or

• it has total assets of not more than $4 million, and capital and surplus (shareholder equity minus retained earnings) of no less than $2 million.

It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.

Portfolio Investments

On January 25, 2005 the Company formed Global Travel Exchange, Inc. as a wholly owned subsidiary, and transferred to it the operations and assets associated with the travel and tourism business through its alternative Global Distribution System.

Employees

During the fiscal year ended December 31, 2004 the Company had 2 employees.  Subsequent to December 31, 2004, management entered into an agreement with Javelin Advisory Group to provide administrative support for a monthly fee of $12,500.  In this way, overhead costs are kept at a minimum while still being able have a very talented administrative staff as part of the management team.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company owns no real estate or other properties. The Company leases a small office at 65 Enterprise, Aliso Viejo, CA on a six month lease with a month-to-month option to increase the space. The Company's facilities are deemed adequate for its current operations and are well maintained.

ITEM 3.

LEGAL PROCEEDINGS

GTREX, Inc. was named a defendant in the action Mark Aronson V. GTREX, Inc., filed 7/10/04.  The plaintiff sued GTREX along with thousands of companies for putting out spam.  Although the Company does not send out any mail, it chose not to defend itself because the legal cost had potential to cost more than the potential judgment.  Judgment was awarded to the plaintiff in the amount of $9,300.00.  The Company has no intention of paying this amount but there is always the possibility that it may have to be paid.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders of GTREX, Inc. was held on February 27, 2004 where the following actions were taken by a majority vote of shareholders:

1. The Company's Articles of Incorporation were amended:

a. To change the name of the corporation to GTREX, Inc. (formerly Apollo Holdings, Inc.)
b. To authorize 100,000,000 shares of common stock with a par value of $.0001.
c. To change its principal place of business to 515 Madison Avenue, 21st floor, New York, NY 10002.

A special meeting of shareholders of GTREX, Inc. was held on February 5, 2005 where the following actions were taken by a majority vote of shareholders:

1. The Company's Articles of Incorporation were amended:

a. To authorize 5,030,000,000 shares of capital stock of the company, of which 5,000,000,000 with a par value of $.001 will relate to common stock, and 30,000,000 with a par value of $.0001 will relate to preferred stock, subject to further designation by the Board of Directors of the Company.
b. To change the name of the corporation to GTREX Capital, Inc
c. To give the Board of Directors authority to amend the capital structure of the Company through either a forward or reverse split of any class of capital stock provided that such recapitalization does not impact the ratio of authorized to outstanding shares of that class.

2. That the Company shall change transfer agents to Transfer Online.

3. That the Company shall issue stock to retire all unpaid salaries as of December 31, 2004 at a rate of $.01 per share.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company’s Common Stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “GRXI”. The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter since December 31, 2002 through December 31, 2004, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low	Quarterly Close
12/31/2002	.55	.05	.08
3/31/2003	.08	.08	.08
6/30/2003	.09	.08	.09
9/30/2003	.09	.09	.09
12/31/2003	.55	.09	.55
3/31/2004	10.25	.55	1.22
6/30/2004	1.20	.17	.17
9/30/2004	.20	.06	.06
12/31/2004	.04	.01	.04

Holders of record

As of December 31, 2004 there were approximately 109 holders of record of the Company’s common stock.  There were 23,358,800 shares outstanding with a par value of $.0001.

Dividends

The Company has never paid a cash dividend on its common stock. Payment of dividends is at the discretion of the Board of Directors.  The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Except as otherwise noted, the securities described in this Item 5 were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts, which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision.  Among the information provided was the fact that the securities issued were restricted securities.  No commissions were paid in connection with the transactions described below unless specifically noted.

In March of 2004 the acquisition of GTREX Global Exchange resulted in a net issuance of 11,974,360 shares of common stock.

In December 2004 the company issued convertible debentures in the amount of $20,000.  All debentures are due within six months of issue and carry a rate of interest of eight percent (8%) per year on the unpaid principal.  The holders of the debentures are entitled, at their option, to convert the principal amount of these debentures plus accrued interest into shares of the Company’s common stock at a price per share equal to a 50% discount to current market.   In the event of bankruptcy all debentures convert to shares of common stock.

Between January 1, 2005 and February 28, 2005 the Company issued convertible debentures in the amount of $80,000 bringing the total amount due on convertible debentures of $100,000.  The debentures issued in 2005 are due within six months of issue and carry a rate of interest of eight percent (8%) per year on the unpaid principal, and convert at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  All convertible debentures are convertible at the option of the holder or the Company.  In the event of bankruptcy or liquidation all debentures automatically convert to shares of common stock.  In February and March, 2005 the company issued 2,760,000 shares of common stock upon the conversion of $13,800.00 of these convertible debentures.  The stock was issued under a regulation E exemption.  These debentures were converted at $0.01.  If the remaining debentures were issued at the same $0.01 it would result in the issuance of an additional 1,120,000 shares of common stock further diluting stockholders positions.  For purposes of determining “net asset to Senior security” coverage as defined by section 18 of the Investment Company Act of 1940, the Company does not consider these debentures to be “senior securities” since, at the election of the Company, the debentures plus any accrued interest can be converted into common stock thereby placing the debentures on a parity with the common stock.  Were the debentures to be treated as “senior, they would result in the Company having a negative net asset to senior security coverage, whereas the Company is required to maintain coverage of 200%.

On February 8, 2005, the Board of Directors approved a new series of preferred stock, Series A Preferred, which consists of 10 million shares. The Series A Preferred Stock does not earn interest, is not entitled to receive dividends and does not have voting privileges. The Series A is convertible into shares of common stock on a one for one (1:1) basis at the election of the holder after a twelve month period, or, in the event of liquidation of the Company, it converts automatically. The holders of a majority of the Series A Preferred are entitled to elect the majority to the Board of Directors, provided that a majority of the Board is, at all times, independent. On February 10, 2005, the Board of Directors approved the issuance of 10,000,000 shares of Series A preferred stock to Christopher Berlandier in exchange for 5,000,000 shares of common stock duly tendered to the Company.

As of March 29, 2005 GTREX Capital, Inc had 21,118,800 shares of common stock outstanding.

ITEM 6.

MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Plan of Operation

Subsequent to the year ending December 31, 2004 the Company’s Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”, which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

As part of the over all acquisition and finance plan, the Board of Directors authorized management to file Form 1-E with the Commission notifying of its intent to sell up to $5 million of the Company’s common stock under a Regulation E exemption.

GTREX Capital, Inc. presently has one portfolio investment, Global Travel Exchange, Inc., which was organized subsequent to December 31, 2004 as a wholly owned subsidiary of GTREX Capital, Inc.  Management anticipates making additional portfolio investments as opportunities present themselves in the coming year.

On January 1, 2005 GTREX, Inc. signed a management contract with Javelin Advisory Group to provide administrative services.   Javelin will provide services such as portfolio management, accounting, public relations, and various other administrative functions.  This service will provide a talented pool of personnel at very reduced price compared to hiring that same talent on an individual basis.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of December 31, 2004 the Company had $29,233 in current assets and the Company’s total liabilities exceeded total assets by approximately $51,922.    The Company has accumulated $3,087,645 of net operating losses through December 31, 2004, which may used to reduce taxes in future years through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through its portfolio investment and the acquisition of additional operating subsidiaries.   In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

For the year ended December 31, 2004 the Company had a net loss of $776,807 for its on going operations. A major part of the loss is the result of an expense for software development of $339,000 that could not be capitalized because none of the code generated by this expenditure was usable. Investment in Global Travel Exchange, Inc. will continue as it works on the completion of the travel and distribution platform. The Company will also seek additional investment opportunities as set forth by the Investment Company Charter.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.  In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATED TO OUR OPERATION AS A

BUSINESS DEVELOPMENT COMPANY

We Will Need to Raise Additional Capital to Finance Operations

Past operations have relied on monies generated from external financing to fund our operations.   However, we anticipate that we will generate profits in the coming year so that we will not need to rely entirely on external financing to raise additional capital to fund our anticipated operating expenses and future expansion.  External financing will be required for future expansion, however.  We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders.  Our inability to obtain adequate financing may result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our December 31, 2004 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Prior to the offering that was made subsequent to the year ended December 31, 2004, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors are greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Christopher Berlandier our Chief Executive.  We cannot assure you that we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Berlandier.

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our executive officers and directors have the opportunity, whether acting alone or together, to have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets.  The interests of these board members may differ from the interests of the other stockholders.

We May Change Our Investment Policies Without Further Shareholder Approval

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must not meet, nor the industries in which those investment companies must operate.  We may make investments without shareholder approval and such investments may deviate significantly from our historic operations.  Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments into qualified companies that will provide the greatest overall return on our investment.  However, certain of those investments may fail, in which case we will not receive any return on our investment.  In addition, our investments may not generate income, either in the immediate future, or at all.  As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses.  The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

RISKS RELATED TO OUR PORTFOLIO COMPANY

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

Our portfolio company is a young, development stage company that has never been profitable.

Since incorporation we have not achieved profitability. Global Travel Exchange, Inc. is a development stage company that has recently begun to implement its business plan. The likelihood of success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which we will operate. Our long-term viability, profitability and growth will depend upon successful commercialization of existing products, and the development and commercialization of new products relative to its business plan. Such performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products and markets in the evolving, highly competitive field of travel.

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

There is Potential Product Liability for the Products We May Sell.

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

Our products and our related marketing and advertising efforts are subject to extensive government regulation. We may be unable to introduce our products in some markets if we fail to obtain needed regulatory approvals, or if any product ingredients are prohibited. Failure to introduce or delays in introducing our products could reduce our revenue and decrease our profitability. Even where our products are currently marketed, the applicable governments could change their laws, making it impossible for us to maintain sales in those areas. Either an inability to introduce our products into new geographic markets or our inability to continue to market and sell them in our existing markets, would have a materially adverse effect upon our business and financial condition.

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

Government regulation of the Internet may change and have an adverse effect on our business.

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

Although the personally identifiable information collected from an individual is used to only fulfill their request the potential for this information to be misused exists.

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

Current U.S. Federal privacy regulations may change and adversely affect our business.

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

Current State privacy regulations may change and adversely affect our business.

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

Current International privacy regulations may change and adversely affect our business.

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

ITEM 7.

FINANCIAL STATEMENTS

See the financial statements annexed to this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 8, 2004 the Board of Directors of GTREX, Inc. engaged Chisholm, Bierwolf & Nilson, Certified Public Accounts as its independent auditors.  The former auditors, Peterson & Company, LLP, have indicated that they no longer wish to be the independent auditor for GTREX, Inc.  There were no disagreements between the predecessor auditors and the Company’s management or Audit Committee.

On April 5, 2004 the Company notified the SEC that it had engaged Peterson & Co., LLP, Certified Public Accounts as certifying accountants.  The Company’s predecessor certifying accountants, Moore Stephens Ellis Foster, have indicated that they no longer wish to be engaged as the independent auditor for GTREX, Inc.  There were no disagreements between the predecessor auditors and the Company’s management or Audit Committee.

PART III.

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    The executive officers and directors of the Company as of December 31, 2004 are as follows:

Name	Age	Position

Chris Berlandier	36	CEO, and Chairman
Ken Wiedrich	58	Secretary, CFO
James Bickel	67	Director
Bruce Ruberg	48	Director

    The business experience of each of the persons listed above is as follows:

Christopher Berlandier, CEO, Chairman. Mr. Berlandier is an experienced entrepreneur in technology and system services companies. With his rich business and information technology background, Mr. Berlandier has initiated and led to growth of several software consulting and product development companies over the last fifteen years. As founder, CEO and CTO, he led the creation and development of Secure Software Inc. that provides corporations and government entities with a portable and scalable collaborative security software solution that is efficient, cost-effective and maintenance free. Mr. Berlandier was awarded Congressional Medal of merit for Small Business Contribution to the community and was appointed to the National Business Advisory Council. Mr. Berlandier studied computer science and business administration at California State University, Long Beach.

Ken Wiedrich, CFO, Secretary -  Mr. Wiedrich has over 33 years of experience in operational accounting and finance functions in a variety of businesses within the service, construction and manufacturing industries. Mr. Wiedrich has experience in the use of several automated accounting systems including MAS90, Peachtree, and QuickBooks. Mr. Wiedrich has experience with government cost accounting methods and all related government acquisition regulations. In his capacity as the Chief Financial Officer for RI-Tech, Inc., he was responsible for the day to day administrative functions of the company, as well as all accounting and financial aspects of the business. Mr. Wiedrich was involved in raising money through a private placement and the long term financing for Ri-Tech.  Mr. Wiedrich currently serves on the Board of Directors for Bluetorch, Inc. and as Chief Financial Officer and Secretary for S3 Investment Company, Inc and Secretary of CLX Investment Company, Inc. as well as the Chief Financial Officer and Secretary of GTREX Capital, Inc.

James Bickel, Director - Mr. Bickel has over 40 years experience in sales and senior management positions with manufacturing based companies, serving as the president of Allison Spring and Manufacturing (1968-1973), Bicor Machinery and Manufacturing (1974-1979), and Keel Corporation (1980-1986), all California based manufacturing companies of high tech metal parts and assemblies.  From 1986 through 2002, Mr. Bickel served as vice president of Uniglobe USA and president of Uniglobe Midpacific, assisting in building a national travel franchise system with over 900 locations and later built golf retail franchise system. Since 2002, Mr. Bickel has acted as vice president and secretary of World Health and Education Foundation and as vice chairman of MedChannel LLC, a medical device company serving radiology and surgical markets.

Bruce Ruberg, Director – Mr. Ruberg graduated from the University of Illinois at Urbana - Champaign with a B.S. in Accounting. Mr. Ruberg has over 25 years’ experience as a finance executive and is the current vice president of finance and controller with Aspect Communications, a leading provider of Call Center solutions and applications located in San Jose, California. From 1999 through 2002, Mr. Ruberg served as vice president of finance and controller with Zhone Technologies, the company’s primary strategy was to develop products by acquiring companies and technologies that could be brought together that combine a unique offering. In addition, his past experiences have included several management and controller positions with various distribution and communication companies. Mr. Ruberg brings a high level of management and finance skills, and will provide GTREX Capital with a wealth of experience as a director.

Meetings

During the year ended December 31, 2004 the Board of Directors met on four occasions.  Each incumbent Director attended at least 75% of the total number of meetings of the Board of Directors.

Compensation Of Directors

Subsequent to December 31, 2004 the Company entered into an agreement with our independent directors to have each be compensated $1,000 each per month for services provided as a Director.  Our independent directors received no other consideration in exchange for their services to the company, nor did they perform any service that would fall outside the scope of their duties as directors.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation for services in all capacities for the year ended December 31, 2004 paid to Christopher Berlandier and Kailash Khanna.  Kailash Khanna was our Chief Executive Officer through August of 2004 when Christopher Berlandier replaced him.  At the end of the year Mr. Berlandier had accumulated $43,350 in deferred salary that the Company elected to pay to Mr. Berlandier in the from of restricted stock valued at $.01 per share.  No other executive officers received compensation exceeding $100,000 during the year ended December 31, 2004.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation
Kailash Khanna	2004	$55,600	$-0-	$-0-	--	--	--
Christopher Berlandier	2004	$9,000	$-0-	$-0-	4,335,000	--	--

Employment Agreements

The Company does not currently have any employment agreements in place.  It does have a management contract in place with Javelin Advisory Group for administrative services.  The contract is for twelve months at $15,000 per month and includes all management and administrative costs.  This service will provide all administrative and public relations functions and will eliminate all other overhead and fixed costs associated with administrative personnel.

Indemnification

As permitted by the provisions of the General Corporation Law of the State of Delaware, the Company has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company.  Any such person may be indemnified against expenses, including attorneys’ fees, judgments, fines and settlements in defense of any action, suit or proceeding.  The Company does not maintain directors and officers liability insurance.

Compliance With Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, officers and directors of the company have filed the required reports with respect to our stock.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best knowledge of the Company, as of December 31, 2004 with respect to each person known by GTREX, Inc. to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address (1)	Title of Class	Amount Owned	Percentage of Class (2)
Christopher Berlandier Director	Common Series A Preferred(4)	457,400 10,000,000	2.2% 100%
James Bickel Director	Common	-0-	N/A
Bruce Ruberg Director	Common	-0-	N/A
Ken Wiedrich Secretary, CFO	Common	-0-	N/A
All Directors and Officers as a group (4 persons)	Common Series A Preferred(3)	457,400 10,000,000	2.2% 100%

(1) Unless indicated otherwise, the address for each of the above listed is c/o GTREX Capital, Inc at 65 Enterprise, Aliso Viejo, CA  92656.

(2) The above percentages are based on 21,118,800 outstanding shares of common as of March 30, 2005.

(3) Series A Preferred Stock has no voting rights, but is convertible in to common stock on a 1:1 basis after a twelve month period. Series A Preferred can, as a class, elect a majority of the Board of Directors, provided that a majority of the Board is, at all times, independent.
(4) On February 10, 2005, the Board of Directors approved the issuance of 10,000,000 shares of Series A preferred stock to Christopher Berlandier in exchange for 5,000,000 shares of common stock duly tendered to the Company.  The 10,000,000 shares have not actually been issued as of March 30, 2005.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company’s minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity that was presented to it and only in that event, any of the Company’s officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

ITEM 13.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 14.         EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)(2)

Financial Statements.  See index to financial statements and supporting schedules.

(a)(3)

Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference to corresponding Exhibit previously filed.
3.2	Bylaws	Incorporated by reference to corresponding Exhibit previously filed.
4.1	Form of Common Stock Certificate	Incorporated by reference to corresponding Exhibit previously filed.
99.1	CEO Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99.2	CFO Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(b)

Reports on Form 8-K

Form 8-K filed on January 23, 2004 in which the Company announced the resignation of one of the five members of the Board of Directors and the appointment of four new members of the Board of Directors.  The Company also announced the resignation of the Chief Executive Officer as well as the resignation of Secretary and Treasurer of the Company and the appointment of new Officers by the Board of Directors to take their place.  The Company also announced changes in control of the Company.

Form 8-K filed on February 27, 2004 in which the Company announced that it had amended its articles of incorporation to change its name to GTREX, Inc. and increase its total share authorization to 100,000,000 shares of common stock, $0.0001 par value. In addition, the Company also changed its principal place of business to 515 Madison Avenue, 21st Floor, New York, NY  10022.

Form 8-K filed on March 12, 2004 in which the Company announced that it had entered into an agreement to acquire GTREX-Global Travel Exchange, Inc., a privately held Delaware corporation in a share for share exchange.

Form 8-K filed on March 12, 2004 in which the Company announced the resignation of three of the five members of the Board of Directors in connection with a plan to streamline Company operations.  No letters of disagreements with the Company were tendered by these directors in connection with the resignations.

Form 8-K filed on April 5, 2004 in which the Company notified the SEC that it had engaged Peterson & Co., LLP, Certified Public Accounts as certifying accountants.  The Company’s predecessor certifying accountants, Moore Stephens Ellis Foster, have indicated that they no longer wish to be engaged as the independent auditor for GTREX, Inc.  There were no disagreements between the predecessor auditors and the Company’s management or Audit Committee.

Form 8-K filed on December 8, 2004 in which the Board of Directors of GTREX, Inc. engaged Chisholm, Bierwolf & Nilson, Certified Public Accounts as its independent auditors.  The former auditors, Peterson & Company, LLP, were dismissed as the independent auditor for GTREX, Inc.  There were no disagreements between the predecessor auditors and the Company’s management or Audit Committee.

ITEM 15.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2004 were approximately $47,032.  The prior auditors fees for the reviews and audits of the financial statements for 2003 were $5,000.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2004 and 2003 were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTREX Capital, INC.

By:/S/ Christopher Berlandier Christopher Berlandier Chief Executive Officer

Dated: May 13, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher Berlandier
Christopher Berlandier	Director	May 13, 2005

/s/ James Bickel
James Bickel	Director	May 13, 2005

/s/ Bruce Ruberg
Bruce Ruberg	Director	May 13, 2005

GTREX, INC.

(formerly Apollo Holdings, Inc.)

FINANCIAL STATEMENTS

December 31, 2004 and 2003

CONTENTS

Report of Independent Registered Public Accounting Exam	F3

Balance Sheets	F4

Statements of Operations	F5

Statements of Stockholders' Equity (Deficit)	F6

Statements of Cash Flows	F7

Notes to the Financial Statements	F8

F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

GTREX, Inc. and Subsidiaries

Temecula, California

We have audited the accompanying consolidated balance sheets of GTREX, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTREX, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Chisholm, Beirwolf & Nilson, LLC

Bountiful, Utah

May 9, 2005

F3

GTREX, Inc.
(A Development Stage Company)
Balance Sheet

ASSETS
	December 31,	December 31,
	2004	2003
Current Assets
Cash (Note 1)	$10,673	$-
Cash in Trust		330,989
Prepaid Expense		3,141
Total Current Assets	10,673	334,130
Fixed Assets (Note 1)
Equipment and Software, Net of accumulated depreciation of $4,482 and $717 as of December 31, 2004 and 2003 respectively	18,560	101,193
Total Assets	$29,233	$435,323
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$59,574	$-
Accrued Liabilities	1,581	11,056
Convertible Debentures, (see note 4)	20,000	-
Total Current Liabilities	81,155	11,056
Long Term Liabilities
Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares, $0.0001 Par Value, 23,358,800 and 8,419,400 Shares Issued and Outstanding respectively	2,336	842
Additional Paid in Capital	3,033,387	2,734,263
Deficit accumulated during the development stage	(3,087,645)	(2,310,838)
Total Stockholders' Equity (Deficit)	(51,922)	424,267
Total Liabilities and Stockholders' Equity (Deficit)	$29,233	$435,323

The accompanying notes are an integral part of these financial statements.

F4

GTREX, Inc. (A Development Stage Company) Statements of Operations
				From Inception
	For the Fiscal	For the Fiscal		November 12, 1999
	Year Ended	Year Ended		through
	December 31,	December 31,		December 31,
	2004	2003		2004
Total Revenues	$-	$-	$
Operating Expenses
General & Administrative	677,968	63,303		3,094,566
Total Operating Expenses	677,968	63,303		3,094,566
Net Operating Income (Loss)	(677,968)	(63,303)		(3,094,566)
Other Income (Expense)
Debt Forgiveness		66,444		66,444
Interest Income (Expense)	(19,971)	(124)		(51,656)
Loss on Disposition of Assets	(78,868)	-		(7,867)
Total Other Income (Expense)	(98,839)	66,320		6,921
Income (Loss) Before Income Taxes	(776,807)	3,017		(3,087,645)
Income Tax Expense	-	-		-
Net Loss	$(776,807)	$3,017		(3,087,645)
Net Loss Per Share	$(0.05)	$0.00
Weighted Average Shares Outstanding	15,820,970	6,951,589

The accompanying notes are an integral part of these financial statements.

F5

GTREX, Inc.
Statements of Stockholders' Equity (Deficit)
			Additional	Retained
	Common Stock		Paid in	Earnings
	Shares	Amount	Capital	(Deficit)
Common Stock issued to founders	2,600,000	$ 260	$ 6,240	$ -
Common Stock issued for Cash, December 1999	164,400	16	1,023,534
Warrants issued for services			142,416
Common Stock issued for Services	300,000	30	59,970
Net (loss) for period June 14, 1999 (inception) to April 30, 2000				(1,074,193)
Balance, April 30, 2000	3,064,400	$ 306	$ 1,232,160	$ (1,074,193)
Common Stock issued for services	1,550,000	155	387,345
Discount of debt issued with detachable warrants			28,289
Warrants exercised	1,720,000	172	42,828
Net (loss) for the year ended April 30, 2001	-	-	-	(672,099)
Balance, April 30, 2001	6,334,400	$ 633	$ 1,690,622	$ (1,746,292)
Common Stock issued for Cash, June 2001	400,000	40	125,378
Warrants issued for services			124,582
Common Stock issued for services	40,000	4	12,996
Net (loss) for the year ended April 30, 2002				(404,388)
Balance, April 30, 2002	6,774,400	$ 677	$ 1,953,578	$ (2,150,680)
Common stock issued for services	320,000	32	49,568
Net (loss) for the year ended April 30, 2003				(163,175)
Balance, April 30, 2003	7,094,400	$ 709	$ 2,003,146	$ (2,313,855)
Common Stock issued for cash	1,325,000	133	511,117
Contribution of Salaries (service)			220,000
Net profit for the year ended December 31, 2003				3,017
Balance, December 31, 2003	8,419,400	$ 842	$ 2,734,263	$ (2,310,838)
Warrants exchanged for shares	400,000	$ 40
Balance at time of merger	8,819,400	$ 882	$ 2,734,263	$ (2,310,838)
March 2004 - merger and recapitalization	7,937,068	793	(70,915)
June 2004 - stock issued for cash	1,347,332	135	227,583
September 2004 - stock issued for cash	120,000	12	20,270
December 2004 - stock issued for services	5,135,000	514	102,186
Beneficial conversion expense related to convertible debentures			20,000
Net (loss) for the year ended December 31, 2004				(776,807)
Balance, December 31, 2004	23,358,800	2,336	3,033,387	(3,087,645)

The accompanying notes are an integral part of these financial statements.

F6

GTREX, Inc
Statements of Cash Flows
			From Inception
	For the Fiscal	For the Fiscal	November 12, 1999
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2004	2003	2004
Cash Flows from Operating Activities:
Net Income (Loss)	$(776,807)	$3,017	$(3,087,645)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Reverse merger adjustment	(110,799)
Depreciation and Amortization	4,482	717	27,749
Beneficial Conversion Expense	20,000		20,000
Discount on debt	-	-	28,289
Stock issued for expense	-	-	12,600
Warrants exercised for services	40,000		40,000
Loss on Disposition of Assets	78,868	-	89,517
Stock issued for services	102,700		713,666
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expense	3,141	(3,141)	3,141
Increase (Decrease) in Accounts Payable	59,574	(130,000)	59,574
(Decrease) Increase in Accrued Expenses	(9,475)	11,056	(9,475)
Net Cash (Used) by Operating Activities	(588,316)	(118,351)	(2,102,584)
Cash Flows from Investing Activities:
Investment in software Development	-	(42,367)	-
Purchase of Equipment	-	(19,543)	(19,543)
Net Cash Provided (Used) by Investing Activities	-	(61,910)	(19,543)
Cash Flows from Financing Activities:
Common Stock issued for Cash	248,000	511,250	2,032,800
Proceeds from Issuance of Convertible Debentures	20,000	-	100,000
Net Cash Provided (Used) by Financing Activities	268,000	511,250	2,132,800
Increase (Decrease) in Cash	(320,316)	330,989	10,673
Cash and Cash Equivalents at Beginning of Period	330,989	-	-
Cash and Cash Equivalents at End of Period	$10,673	$330,989	$10,673
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-Cash Investing and Financing Activities:
Warrants exercised through retirement of debt			$40,000
Conversion of note payable and accrued interest into common stock	$-	$49,600	$49,600
Acquisition of platform development recorded as an accrued liability	$-	$40,000	$40,000

The accompanying notes are an integral part of these financial statements.

F7

GTREX, INC.

Notes to the Financial Statements

December 31, 2004 and 2003

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of GTREX, Inc. and Subsidiaries is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

a.

Organization and Business Activities

GTREX, Inc., formerly Apollo Holdings, Inc. ("the Company" or "GRXI") a Delaware Corporation, is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The Company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them, obviating the need and cost of the traditional Global Distribution Systems (GDS).

GTREX, Inc. was organized as Apollo Holdings, Inc under the laws of the State of Delaware. In December of 2003 the Company abandoned the original business plan due to difficulties faced by the Company in creating sustainable business in both our business models relating to anti-piracy software services that was offered to corporations with digital assets and the competition in web-based business-to-business intellectual property exchanges. The Company sought other business opportunities and in March of 2004 completed a merger with GTREX- Global Travel Exchange, Inc. a privately held Delaware Corporation that was incorporated on June 14, 1999 to engage in the travel and tourism business. The Company, in anticipation of the merger, changed its name from Apollo Holdings, Inc to GTREX, Inc on February 24, 2004. The Company exchanged 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company of which 7,942,068 shares have been issued.  The reorganization was recorded as a reverse acquisition using the purchase method of business combination.  In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of GTREX- Global Travel Exchange, Inc.  The shares issued to the shareholders of Global Travel Exchange, Inc. have been stated retroactively, as though a 3 for 1 stock split occurred.  The reverse merger adjustment is therefore all the shares held by the GTREX, Inc. shareholders prior to the acquisition..

The Company has primarily concentrated on developing the software and hardware for its core product for the fiscal year ended December 31, 2004. No revenues have been generated to date. It is, however, anticipated that the travel distribution platform will be completed in the first quarter of 2005 with sales of product beginning in the first quarter of 2005 as well.

b.   Revenue Recognition

The Company recognizes income and expense on the accrual basis of accounting.

c.

 Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

d.

Fixed Assets

The Company’s property consists of computers and computer equipment that is housed in a third party data center and operated 24 hours a day 7 days a week.  The property is depreciated in a straight-line basis over five years.

Fixed Asset Schedule
	2004	2003
Fixed Assets:
Equipment	$23,042	$23,042
Software Development		78,868
Total	$23,042	$101,910
Less Depreciation	4,4482	717
Net Equipment and Software	$18,560	$101,193

F8

e. Software Capitalization Policy

All costs associated with the development of the platform software for the alternative Global Distribution System will be capitalized.  Costs will almost exclusively consist of wages and consulting fees of programmers.  Only consulting fees of those directly writing the software code will be included.  As of December 31, 2004 the software development was deemed impaired and was written off.

f.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from the estimates.

g.  Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.   Common stock equivalents consisting of convertible debt and preferred stock have not been included in the calculation of loss per share.

	Income (Loss) (numerator)	Shares (denominator)	Per Share Amount
For the year ended December 31, 2004 Basic EPS Loss to common stockholders	$(776,807)	15,820,970	(.05)
For the year ended December 31, 2003 Basic EPS Loss to common stockholders	$3,017	6,951,589.00

h.  Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $956,742 that will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2006.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows at December 31, 2004 and 2003:

	December 31,
	2004	2003
Deferred Tax Asset:
NOL Carryforward	$325,292	$69,479

Valuation allowance	(325,292)	(69,479)

	$-	$-

j.  Recent Accounting Pronouncements

During the year ended December 31, 2004, the Company adopted the following accounting pronouncements:

SFAS No. 123 -- In December 2004, FASB issued a revision to SFAS 123 “Share-Based Payment”. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The Company does not believe adoption of this revision will have a material impact on the Company’s consolidated financial statements.

F9

SFAS No. 153 -- In December 2004, FASB issued SFAS 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not believe adoption of SFAS 153 will have any impact on the Company’s consolidated financial statements.

SFAS No. 152 -- In December 2004, FASB issued SFAS 152 “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67”. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 152 will have any impact on the Company’s consolidated financial statements.

SFAS No. 151 -- In November 2004, the FASB issued SFAS 151 “Inventory Costs—an amendment of ARB No. 43”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have any impact on the Company’s consolidated financial statements.

SFAS No. 132 -- In December 2003, FASB issued a revision to SFAS 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106”. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company does not believe adoption of  this revision will have a material impact on the Company’s consolidated financial statements.

F10

SFAS No. 150 -- In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.”  This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been know as “mezzanine capital.”  It requires that those certain instruments be classified as liabilities in balance sheets.  Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS 150 did not have any impact on the Company’s consolidated financial statements.

SFAS No. 149 -- In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions.  The adoption of SFAS 149 did not have any effect on the Company’s consolidated financial statements.

SFAS No. 46 -- In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation by business enterprises of variable interest entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the Characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.

FASB Interpretation No. 45 --  “Guarantor’s Accounting and  Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57 and 107”.  The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002.  The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

During the year ended December 31, 2004, the Company adopted the following Emerging Issues Task Force Consensuses:  EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”, EITF Issue No. 01 –8 “ Determining Whether an Arrangement Contains a Lease”, EITF Issue No. 02-3 “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities”, EITF Issue No. 02-9 “Accounting by a Reseller for Certain Consideration Received from a Vendor”, EITF Issue No. 02-17,  “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”,  EITF Issue No. 02-18 “Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition”, EITF Issue No. 03-1, “The Meaning of Other Than Temporary and its Application to Certain Instruments”, EITF Issue No. 03-5, “Applicability of AICPA Statement of Position 9702, ‘Software Revenue Recognition’ to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software”, EITF Issue No. 03-7, “Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock”, EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.  These newly issued accounting pronouncements had no effect on the Company’s current financial statements and did not impact the Company.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s cash and cash equivalents, receivables, accounts payable, accrued liabilities and notes payable approximate carrying value based on their effective interest rates compared to current market prices.

F11

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepare assuming that the Company will continue as a going concern.  The Company’s current liabilities exceed their current assets and the Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is managements plan to complete the travel distribution platform within the first half of fiscal year 2005.  With this in place sales efforts will begin and connectivity agreements with suppliers can be completed.  Generated revenues from sales will supplement and eventually replace money raised through financing.  Any money raised by financing will not be used for continuing operations but for investment in portfolio companies to increase shareholder value.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Lease

The Company has six month lease for 900 square feet of office space at 65 Enterprise, Aliso Viejo, CA for which it pays $1,400 per month.   The lease runs from March to August and it is anticipated that at the end of the lease the Company will increase the amount of space it is renting to accommodate additional staff.

Litigation

The Company was named a defendant in the action Mark Aronson V. GTREX, Inc., filed in June of 2004.  The plaintiff sued GTREX along with thousands of other companies for putting out spam.  Although the Company does not send out any mail it chose not to defend itself because the legal cost had potential to cost more that the potential judgement.  Judgment was awarded to the plaintiff in the amount of $9,300.00.

Employment agreements

The Company has a management contract in place with Javelin Advisory Group for administrative services.  The contract is for 12 months at $15,000 per month and includes all management and administrative costs. This service will provide all administrative and public relations functions and will eliminate all other overhead and fixed costs associated with administrative personnel.

NOTE 5 – STOCK TRANSACTIONS

In the Fiscal year ending December 31, 2003 the Company issued 1,325,000 shares of common stock for $511,250 in cash.  During the fiscal year ended December 31, 2004 the Company  Entered into a reverse merger with GTREX Global Travel Exchange, Inc.  The merger and recapitalization resulted in the issuance of 7,937,068 shares of common stock..  The Company also issued 1,467,332  shares of common stock between June and September of 2004.  The Company issued 5,135,000 shares of common stock for services rendered in December of 2004

There were no options or warrants issued in the fiscal year ending December 31, 2004.

NOTE 6 - CONVERTIBLE DEBENTURES

During the quarter ended December 31, 2004, the Company raised $20,000 of operating capital in the form of convertible debentures. The debentures have varying terms of 60 days to 90 days, accrue interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company's common stock on the date of conversion.   All convertible debentures are convertible at the option of the holder or the Company and automatically convert into common stock in the event of bankruptcy or liquidation.  The Company recorded a beneficial conversion expense of $20,000 during the fiscal year ending December 31, 2004.

NOTE 7 - SUBSEQUENT EVENTS

BDC Election

On January 25, 2005 the Company's Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

 On February 5, 2005 the Company changed its name to GTREX Capital, Inc to properly reflect the nature if its business.   The Company at the same time increased the number of shares authorized to 5,030,000,000 which shall consist of 5,000,000,000 shares of common stock, $.0001 par value per share and 30,000,000 shares of preferred stock, $.0001 par value per share .

On January 20, 2005, the Company formed Global Travel Exchange, Inc. as a wholly-owned subsidiary, and transferred the operations and assets associated with the travel and tourism business through its alternative Global Distribution System.

Stock Issuances

Subsequent to the fiscal year ended December 31, 2005, the Company has issued an additional $80,000 of convertible debentures.   Subsequent to December 31, 2004 the Company has converted $8,800 of convertible debentures debt into 880,000 shares of common stock.  The outstanding balance of convertible debentures remaining to be converted is $91,200.

Stock Conversion

On February 8, 2005, the Board of Directors approved a new series of preferred stock, Series A Preferred, which consists of 10 million shares.  The Series A Preferred Stock does not earn interest, is not entitled to receive dividends and does not have voting privileges.  The Series A is convertible into shares of common stock on a one for one (1:1) basis at the election of the holder after a twelve month period, or, in the event of liquidation of the Company, it converts automatically.  The holders of a majority of the Series A Preferred are entitled to elect the majority to the Board of Directors, provided that a majority of the Board is, at all times, independent.

Related Party Transaction

On February 10, 2005, the Board of Directors approved the issuance of 10,000,000 shares of Series A preferred stock to Christopher Berlandier in exchange for 5,000,000 shares of common stock duly tendered to the Company.

F12

GTREX Capital, Inc.

a Delaware Corporation

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Christopher Berlandier, certify that:

1.

I have reviewed this annual report on Form 10-KSB of GTREX Capital, Inc.;

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

4.

The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: May 13, 2005

/S/ Christopher Berlandier

Christopher Berlandier

Chief Executive Officer

GTREX Capital, Inc.

a Delaware Corporation

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth C. Wiedrich, certify that:

1.

I have reviewed this annual report on Form 10-KSB of GTREX Capital, Inc.;

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

4.

The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: May 13, 2005

/S/ Kenneth C. Wiedrich

Kenneth C. Wiedrich

Chief Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Christopher Berlandier, Chief Executive Officer of GTREX Capital, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 13, 2005

/S/Christopher Berlandier

Christopher Berlandier

CHIEF EXECUTIVE OFFICER

Exhibit 99.2

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Kenneth C. Wiedrich, Chief Financial Officer of GTREX Capital, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 13, 2005

/S/Kenneth C. Wiedrich

Kenneth C. Wiedrich

CHIEF FINANCIAL OFFICER