Form 10QSB
period 2005-03-31
GTREX CAPITAL, INC.
filed 2005-05-20
CIK 944020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005	Commission File Number 333-5874
GTREX CAPITAL, INC. (Exact Name of Registrant as Specified in Its Charter)
Delaware	13-4171971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [ X ]

No [  ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at May 10, 2005
Common Stock, $0.0001 par value	23,118,800 shares

GTREX CAPITAL, INC.

		PAGE NUMBER
PART I - FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Balance Sheet	3
	Schedule of Investments	4
	Statements of Operations	5
	Statements of Stockholders' Equity (Deficit)	6
	Statements of Cash Flows	7
	Notes to Financial Statements	8 – 9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13
PART II - OTHER INFORMATION		14-15
SIGNATURE PAGE		16-18
SARBANNES-OXLEY CERTIFICATIONS		19

GTREX Capital, Inc
(Formerly GTREX, Inc.)
Balance Sheet
ASSETS
	March 31,	December 31,
	2005	2004
	(Unaudited)
Current Assets
Cash	$12,707	$10,673
Total Current Assets	12,707	10,673
Equipment, Net	-	18,560
Investments (See Schedule)
Investments	105,796	-
Total Investments	105,796	-
Total Assets	$118,503	$29,233
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$89,675	$59,574
Accrued Liabilities	1,428	1,581
Convertible Debentures	141,200	20,000
Total Current Liabilities	232,303	81,155
Total Liabilities	232,303	81,155
Stockholders' Equity
Preferred Stock, Authorized 20,000,000 Shares, $0.01 Par Value, Shares Issued and Outstanding none	-	-
Preferred Stock subscription payable	1,000
Common Stock, Authorized 1,980,000,000 Shares, $0.0001 Par Value, 21,118,800 and 23,358,800 Shares Issued and Outstanding respectively	2,112	2,336
Additional Paid in Capital	3,181,411	3,033,387
Retained Earnings (Deficit)	(3,298,323)	(3,087,645)
Total Stockholders' Equity	(113,800)	(51,922)
Total Liabilities and Stockholders' Equity	$118,503	$29,233

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Schedule of Investments
March 31, 2005

INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value		Affiliation

Global Travel Exchange, Inc.	e-Travel	100%	$-	$-	(1)	yes
Total Investment			$-	$-

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit

Global Travel Exchange, Inc.	e-Travel	100%	Credit Line	$105,796		yes
Total Loans				$105,796
Total Investment and Loans				$105,796

Fair value determined by the Company's Board of Directors using the following formula:

(1)- The cost of the investment

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
(Formerly GTREX, Inc.)
Statements of Operations
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2005	2004
Investment Revenue	$-	$-
Interest Income	-	-
Total Revenues	-	-
Operating Expenses
General & Administrative	58,250	44,484
Professional fees	16,000	5,000
Total Operating Expenses	74,250	49,484
Net Operating Income (Loss)	(74,250)	(49,484)
Other Income (Expense)
Interest Expense (note 2)	(136,428)	53
Total Other Income (Expense)	(136,428)	53
LOSS FROM CONTINUING OPERATIONS	(210,678)	(49,431)
Net Cost attributed to subsidiaries no longer consolidated		-
Income Tax Expense	-	-
Net Income (Loss)	$(210,678)	$(49,431)
Net Income (Loss) Per Share	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	22,884,578	8,438,363

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
(Formerly GTREX, Inc.)
Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred Stock - Payable		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, December 30, 2003		-	8,419,400	$ 842	$ 2,734,263	$ (2,310,838)
Warrants exchanged for shares			400,000	40
Merger and recapitalization, March 2004			7,937,068	793	(70,915)
Common stock issued for cash, June & Sept, 2004			1,467,332	147	247,853
Common stock issued for services, December 2004			5,135,000	514	102,186
Beneficial conversion expense related to convertible debentures					20,000
Net loss for period ended December 31, 2004						(776,807)
Balance, December 31, 2004		-	23,358,800	2,336	3,033,387	(3,087,645)
Stock issued on conversion of debentures, February through March, 2005 (Unaudited)			2,760,000	276	13,524
Beneficial Conversion Expense related to Convertible Debentures (Unaudited)					135,000
Cancellation of Common Stock, March 5, 2005 with a preferred stock subscription payable	10,000,000	1,000	(5,000,000)	(500)	(500)
Net Loss for period ended March 31, 2005 (unaudited)						(210,678)
	10,000,000	1,000	21,118,800	$ 2,112	$ 3,181,411	$ (3,298,323)

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
(Formerly GTREX, Inc.)
Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2005	2004
	(Unaudited)	(Audited)
Cash Flows from Operating Activities:
Net Income (Loss)	$(210,678)	$(163,175)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and depletion	(4,482)	-
Beneficial Conversion Expense	135,000	-
Common stock issued for expense	-	9,600
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Related party receivable	-	20,730
Increase (Decrease) in:
Accrued liabilities	(153)	-
Accounts payable	30,101	132,845
Net Cash Provided (Used) by Operating Activities	(50,212)	-
Cash Flows from Investing Activities:
Equipment transferred to portfolio company	23,042	-
Investment in subsidiary	(105,796)	-
Net Cash Provided (Used) by Investing Activities	(82,754)	-
Cash Flows from Financing Activities:
Proceeds from convertible debentures	135,000	-
Net Cash Provided (Used) by Financing Activities	135,000	-
Increase (Decrease) in Cash	2,034	-
Cash and Cash Equivalents at Beginning of Period	10,673	-
Cash and Cash Equivalents at End of Period	$12,707	$-
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock Issued for Convertible Debentures	2,760,000	-

The accompanying notes are an integral part of these financial statements.

GTREX CAPITAL, INC.

Notes to the Financial Statements

March 31, 2005 and 2004

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of GTREX Capital, Inc. and Subsidiaries is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

a.

Organization and Business Activities

GTREX Capital, Inc., formerly Apollo Holdings, Inc. ("the Company" or "GRXI") a Delaware Corporation, is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The Company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them, obviating the need and cost of the traditional Global Distribution Systems (GDS).

GTREX Capital, Inc. was organized as Apollo Holdings, Inc under the laws of the State of Delaware. In December of 2003 the Company abandoned the original business plan due to difficulties faced by the Company in creating sustainable business in both our business models relating to anti-piracy software services that was offered to corporations with digital assets and the competition in web-based business-to-business intellectual property exchanges. The Company sought other business opportunities and in March of 2004 completed a merger with GTREX- Global Travel Exchange, Inc. a privately held Delaware Corporation that was incorporated on June 14, 1999 to engage in the travel and tourism business. The Company, in anticipation of the merger, changed its name from Apollo Holdings, Inc to GTREX, Inc on February 24, 2004. The Company exchanged 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company of which 7,942,068 shares have been issued.  The reorganization was recorded as a reverse acquisition using the purchase method of business combination.  In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of GTREX- Global Travel Exchange, Inc.  The shares issued to the shareholders of Global Travel Exchange, Inc have been stated retroactively, as though a 3 for 1 stock split occurred.  The reverse merger adjustment is therefore all the shares held by the GTREX Inc. shareholders prior to the acquisition..

On January 25, 2005 the Company's Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded on a major US Exchange or that has assets less than $4 million.  On February 1, 2005 the Company changed its name to GTREX Capital, Inc to properly reflect the nature if its business.

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

Global Travel Exchange, Inc. has primarily concentrated on developing the software and hardware for its core product for the quarter ended March 31, 2005. No revenues have been generated to date. It is, however, anticipated that the travel distribution platform will be completed in the first quarter of 2005 with sales of product beginning in the second quarter of 2005.

NOTE 2 - STOCK TRANSACTIONS

On February 8, 2005, the Board of Directors approved a new series of preferred stock, Series A Preferred, which consists of 10 million shares.  The Series A Preferred Stock does not earn interest, is not entitled to receive dividends and does not have voting privileges.  The Series A is convertible into shares of common stock on a one for one (1:1) basis at the election of the holder after a twelve month period, or, in the event of liquidation of the Company, it converts automatically.  The holders of a majority of the Series A Preferred are entitled to elect the majority to the Board of Directors, provided that a majority of the Board is, at all times, independent.  On February 10, 2005, the Board of Directors approved the issuance of 10,000,000 shares of Series A preferred stock to Christopher Berlandier in exchange for 5,000,000 shares of common stock duly tendered to the Company.  The preferred shares have not yet been issued and the Company has recorded a preferred stock subscription payable for the amount of 10,000,000 shares.

The Company also issued 2,760,000 shares of common stock for the conversion of $13,800 of convertible debentures.

NOTE 3 - CONVERTIBLE DEBENTURES

During the quarter ended March 31, 2005, the Company raised $135,000 of operating capital in the form of convertible debentures. The debentures have terms of 180 days, are non interest bearing, and convert at a discount of 50% of the closing bid for the Company's common stock on the date of conversion.   All convertible debentures are convertible at the option of the holder or the Company and automatically convert into common stock in the event of bankruptcy or liquidation.  During the quarter ended March 31, 2005 the Company converted $13,800 of convertible debentures issued previously into 2,760,000 shares of common stock.  The Company recorded a beneficial conversion expense of $135,000 during the quarter ended March 31, 2005.

NOTE 4 - SUBSEQUENT EVENTS

Convertible Debentures

Subsequent to the quarter ended March 31, 2005, the Company has issued an additional $65,000 of convertible debentures and converted $10,000 of convertible debentures debt into 2,000,000 shares of common stock.  The outstanding balance of convertible debentures remaining to be converted is $196,200.

Stock Transactions

Subsequent to the quarter ended March 31, 2005 the Company issued 2,000,000 shares of common stock for conversion of $10,000 of convertible debentures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts and may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management.  Potential risks and uncertainties include, among other factors, general business conditions, government regulations, manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realizability of deferred tax assets.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of March 31, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

Valuation of Investments

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

1. Total amount of the Company's actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

2. Total revenues for the preceding twelve months ("R").

3. Earnings before interest, taxes and depreciation ("EBITD")

4. Estimate of likely sale price of investment ("ESP")

5. Net assets of investment ("NA")

6. Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

• Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.

• Where revenues and/or earnings are present, then the value shall be the greater of two point five times (2.5x) revenues or six times (6x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

• Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

The Board of Directors of the Company, using the above formula, has valued the Company’s investments at $105,796.  The Board has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

COMPANY STRATEGY

GTREX Capital, Inc. ("the Company" or "GRXI") a Delaware Corporation, is an investment holding company based on the  Investment Company Act of 1940.   GTREX Capital, Inc. was organized as Apollo Holdings, Inc under the laws of the State of Delaware on November 12, 1999. In December of 2003 the Company abandoned the original business plan due to difficulties faced by the Company in creating sustainable business in both our business models relating to anti-piracy software services that was offered to corporations with digital assets and the competition in web-based business-to-business intellectual property exchanges. The Company sought other business opportunities and in March of 2004 completed a merger with GTREX- Global Travel Exchange, Inc. a privately held Delaware corporation that was incorporated on June 14, 1999 to engage in the travel and tourism business. The Company, in anticipation of the merger, changed its name from Apollo Holdings, Inc to GTREX, Inc. on February 24, 2004. The Company issued 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company. The exchange has been accounted for as a reverse merger under the purchase method of accounting.

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

As a Business Development Company, the Company is required to have at least 70% of its assets in "eligible portfolio companies." It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.

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

Global Travel Exchange, Inc. has primarily concentrated on developing the software and hardware for its core product for the quarter ended March 31, 2005. No revenues have been generated to date. It is, however, anticipated that the travel distribution platform will be completed in the second quarter of 2005 with sales of product beginning in the second quarter of 2005 as well.

Currently, there are no additional commitments for material expenditures. It should be noted that the Company's auditors Chisholm, Bierwolf & Nilson have expressed in their audit opinion letter accompanying the financial statements for the year ended December 31, 2004 that there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

Quarter ended March 31, 2005 compared to quarter ended March 31, 2004

During the quarter ended March 31, 2005, the Company incurred a net loss of $210,678 compared to a loss of $49,431 for the same quarter of 2004.   The current loss is primarily due to recognizing the beneficial conversion expense on the issued debentures.  Convertible debentures were converted at rates 50% below the market.  Convertible debentures in the amount of $13,800 were converted and resulted in a beneficial conversion expense of $135,000.  Exclusive of these financing costs the Company would have had a loss of $75,678 compared to the loss of $49,431 for the same quarter of 2004.

Operating expenses were $74,250 and $49,484 for the quarters ended March 31, 2005 and 2004, respectively.  The reduced expenses this quarter compared to the same quarter a year ago is due mainly to the companies restructuring  to reduce its overhead by outsourcing some of the administrative functions.

Interest expense for the quarter ended March 31, 2005 was $136,428, compared to interest income of $53 for the quarter ended March 31, 2004.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $3,298,323.  The Company requires additional capital to meet its operating requirements.  Management plans to increase cash flows through the sale of securities (see following paragraph below) and, through the operations of Global Travel Exchange Inc.  There are no assurances that such plans will be successful.  No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of March 31, 2005, the Company had total cash and current assets of $12,707 and current liabilities of $232,303.  The Company generated cash for operations through the issuance of convertible debentures.   Commencing February 8, 2005, the Company began issuing subordinated convertible debentures.  The debentures are non interest bearing, mature one hundred and eighty  (180) days from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion.  Through March 31, 2005, a total of $135,000 had been raised under these terms and $13,800 had been converted leaving a balance due as of March 31, 2005 of $121,200.  On January 26, 2005, the Company filed a notification with the Securities and Exchange Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933.  This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration. Through March 31, 2005, the Company raised $155,000 of convertible debentures of which $135,000 was from convertible debentures this quarter.

There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern.  Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

PART II.

Other Information

Item 1.

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

Item 2.

Changes in Securities

This quarter, 2,760,000 shares of common stock were issued in payment of $13,800 of convertible debentures under a Regulation E exemption.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

99.1

Chief Executive Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

99.2

Chief Financial Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 4.01 Changes in Registrant’s Certifying Accountants

On December 8, 2004 the Board of Directors of GTREX, Inc., (the "Company"),  dismissed Peterson & Company, LLP ("Peterson"), as the Company’s independent registered public accounting firm and appointed Chisholm, Bierwolf & Nilson as the Company’s independent registered public accounting firm.

(Form 8-K/A was received on March 7, 2005)

ITEM 3.02 UNREGISTERED SALES OF EQUITY SECURITIES

On February 10, 2005 the board of directors of GTREX Capital, Inc. ("Corporation") authorized the issuance of 10,000,000 shares of Class A Preferred Stock to Christopher Berlandier valued at $0.0225 a share in exchange for 5,000,000 shares of the Corporation's common stock valued at $ 0.045 a share which were returned to the Corporation's treasury for cancellation.

ITEM 3.03 MATERIAL MODIFICATIONS TO RIGHTS OF SECURITY HOLDERS

On February 8, 2005, the Corporation's board of directors designated 15,000,000 shares of preferred stock as Series A Preferred Stock.

(Form 8-K was received on February 17, 2005)

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On January 4, 2005, the Board of Directors appointed Mr. James Bickel to the Board of Directors. Mr. Bickel entered into an agreement with the Company, effective as of January 4, 2005. The agreement has a twelve month term, subject to renewal upon agreement of parties. Under the agreement, he is entitled to a monthly $1,000 fee for services rendered.

On January 19, 2005, the Company accepted the resignation of Ronald Lindsay from the Board of Directors. The Board of Directors then appointed Mr. Bruce Ruberg to the Board of Directors. Mr. Ruberg entered into an agreement with the Company, effective as of January 19, 2005. The agreement has a twelve month term, subject to renewal upon agreement of parties. Under the agreement, he is entitled to a monthly $1,000 fee for services rendered. The Board now consists of Christopher Berlandier, James Bickel and Bruce Ruberg.

On January 19, 2005, Christopher Berlandier, was appointed Chief Executive Officer and President. Mr. Berlandier has served as the Company's interim Chief Executive Officer and President since the resignation of Kailash Khanna in August 2004.

(Form 8-K was received on January 20, 2005)

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 2005	/s/ Christopher Berlandier CHRISTOPHER BERLANDIER CHIEF EXECUTIVE OFFICER

GTREX CAPITAL, INC.

a Delaware corporation

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Christopher Berlandier, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of GTREX CAPITAL, INC.;

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

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

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

Date: May 20, 2005

/s/ Christopher Berlandier

CHRISTOPHER BERLANDIER

CHIEF EXECUTIVE OFFICER

GTREX CAPITAL, INC.

a Delaware corporation

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth C. Wiedrich, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of GTREX CAPITAL, INC.;

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

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

d)

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

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

c)

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

Date: May 20, 2005

/s/ Kenneth C. Wiedrich

KENNETH C. WIEDRICH

CHIEF FINANCIAL OFFICER

Exhibit 99.1

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Christopher Berlandier, Chief Executive Officer of GTREX CAPITAL, INC. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended March 31, 2005 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 20, 2005

/S/ Christopher Berlandier

CHRISTOPHER BERLANDIER

CHIEF EXECUTIVE OFFICER

Exhibit 99.2

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Kenneth C. Wiedrich, Chief Financial Officer of GTREX CAPITAL, INC. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended March 31, 2005 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 20, 2005

/S/ Kenneth C. Wiedrich

KENNETH C. WIEDRICH

CHIEF FINANCIAL OFFICER