Form 10QSB
period 2005-06-30
GTREX CAPITAL, INC.
filed 2005-08-15
CIK 944020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005	Commission File Number 333-5874
GTREX CAPITAL, INC. (Exact Name of Registrant as Specified in Its Charter)
Delaware	13-4171971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [ X ]

No [  ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at August 5, 2005
Common Stock, $0.0001 par value	42,818,800 shares

GTREX CAPITAL, INC.
		PAGE NUMBER
PART I - FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Balance Sheet	4
	Schedule of Investments	5
	Statements of Operations	6
	Statements of Stockholders' Equity (Deficit)	7
	Statements of Cash Flows	8
	Notes to Financial Statements	9-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16
Item 3.	Controls and Procedures	16
PART II - OTHER INFORMATION		17-18
SIGNATURE PAGE		19

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GTREX CAPITAL, INC.

FINANCIAL STATEMENTS

June 30, 2005

GTREX Capital, Inc (formerly GTREX, Inc.) Balance Sheet ASSETS
	June 30,	December 31,
	2005	2004
	(Unaudited)
Current Assets
Cash	$2,048	$10,673
Total Current Assets	2,048	10,673
Equipment, Net	-	18,560
Investments (See Schedule)
Investments	205,779	-
Total Investments	205,779	-
Total Assets	$207,827	$29,233
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	127,504	59,574
Accrued Interest Payable	5,431	1,581
Wages Payable	5,000	-
Convertible Debentures	256,200	20,000
Total Current Liabilities	394,135	81,155
Total Liabilities	394,135	81,155
Stockholders' Equity
Preferred Stock, Authorized 30,000,000 Shares, $0.0001 Par Value, 10,000,000 and 0 Shares Issued and Outstanding respectively	1,000	-
Subscription Receivable	(5,000)	-
Common Stock, Authorized 5,000,000,000 Shares, $0.0001 Par Value, 30,618,800 and 23,358,800 Shares Issued and Outstanding respectively	3,062	2,336
Additional Paid in Capital	3,362,961	3,033,387
Retained Earnings (Deficit)	(3,548,331)	(3,087,645)
Total Stockholders' Equity	(186,308)	(51,922)
Total Liabilities and Stockholders' Equity	$207,827	$29,233
The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Schedule of Investments
June 30, 2005
(unaudited)
INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value		Affiliation

Global Travel Exchange, Inc.	e-Travel	100%	$100,000	$100,000	(1)	yes
Total Investment			$100,000	$100,000

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit

Global Travel Exchange, Inc.	e-Travel	100%	Credit Line	$105,779		yes
Total Loans				$105,779
Total Investment and Loans				$205,779

Fair value determined by the Company's Board of Directors using the following formula:

(1)- The cost of the investment

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
(Formerly GTREX, Inc.)
Statements of Operations
(Unaudited)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Investment Revenue	$-	$-	$-	$-
Interest Income	-	-	-	-
Total Revenues	-	-	-	-
Operating Expenses
General & Administrative	134,865	216,481	76,421	166,997
Professional fees	50,390	-	34,390	-
Total Operating Expenses	185,255	216,481	110,811	166,997
Net Operating Income (Loss)	(185,255)	(216,481)	(110,811)	(166,997)
Other Income (Expense)
Interest Income (Expense)	(275,431)	26	(135,000)	(27)
Total Other Income (Expense)	(275,431)	26	(135,000)	(27)
LOSS FROM CONTINUING OPERATIONS	(460,686)	(216,455)	(245,811)	(167,024)
Income Tax Expense	-	-	-	-
Net Income (Loss)	$(460,686)	$(216,455)	(245,811)	$(167,024)
Net Income (Loss) Per Share	$(0.02)	$(0.02)	(0.01)	$(0.02)
Weighted Average Shares Outstanding	23,659,794	12,842,294	24,536,382	8,686,067
The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
(Formerly GTREX, Inc.)
Statements of Stockholders' Equity (Deficit)
					Additional		Retained
	Preferred Stock - Payable		Common Stock		Paid-in	Subscription	Earnings
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)
Balance, December 30, 2003		-	8,419,400	$842	$ 2,734,263		$(2,310,838)
Warrants exchanged for shares			400,000	40
Merger and recapitalization, March 2004			7,937,068	793	(70,915)
Common stock issued for cash, June & Sept, 2004			1,467,332	147	247,853
Common stock issued for services, December 2004			5,135,000	514	102,186
Beneficial conversion expense related to convertible debentures					20,000
Net loss for period ended December 31, 2004							(776,807)
Balance, December 31, 2004		-	23,358,800	2,336	3,033,387		(3,087,645)
Stock issued on conversion of debentures, February through March, 2005 (Unaudited)			2,760,000	276	13,524
Beneficial Conversion Expense related to Convertible Debentures (Unaudited)					270,000
Cancellation of Common Stock, March 5, 2005 with a preferred stock subscription payable (unaudited)	10,000,000	1,000	(5,000,000)	(500)	(500)
Restricted stock issued for cash, May 31, 2005 (unaudited)			1,500,000	150	7,350
Stock issued for cash, June, 2005 (unaudited)			3,000,000	300	14,700
Stock issued on conversion of debentures, April through June, 2005 (Unaudited)			4,000,000	400	19,600
Stock issued for subscription receivable (unaudited)			1,000,000	100	4,900	(5,000)
Net Loss for period ended June 30, 2005 (unaudited)							(460,686)
Balance as of June 30, 2005 (unaudited)	10,000,000	1,000	30,618,800	$3,062	$3,362,961	$(5,000)	$(3,548,331)
The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
(Formerly GTREX, Inc.)
Statements of Cash Flows
	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(460,686)	$(216,455)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and depletion	(4,482)	2,263
Beneficial Conversion Expense	270,000	-
Reverse merger adjustment		(70,122)
Common stock issued for expense	-	40
Changes in Operating Assets and Liabilities:
Increase in Prepaid expense	-	(9,674)
Increse (Decrease) in Accrued liabilities	3,850	(11,056)
Increase in Accounts payable	72,930	201,217
Net Cash Used by Operating Activities	(118,388)	(103,787)
Cash Flows from Investing Activities:
Investment in software development	-	(176,213)
Investment in subsidiary	(182,737)	-
Net Cash Provided (Used) by Investing Activities	(182,737)	(176,213)
Cash Flows from Financing Activities:
Common stock issued for cash	22,500	50,000
Proceeds from convertible debentures	270,000	-
Net Cash Used by Financing Activities	292,500	50,000
Decrease in Cash	(8,625)	(230,000)
Cash and Cash Equivalents at Beginning of Period	10,673	330,989
Cash and Cash Equivalents at End of Period	$2,048	$100,989
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock Issued for Convertible Debentures	$33,800	$-
Transfer of Assets to portfolio company	$23,042	$-
Subscription Receivable	$5,000	$-

The accompanying notes are an integral part of these financial statements.

GTREX CAPITAL, INC.

Notes to the Financial Statements

June 30, 2005 and 2004

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

a.

Organization and Business Activities

GTREX Capital, Inc. ("the Company" or "GRXI") a Delaware Corporation, is an investment holding company based on the Investment Company Act of 1940.   GTREX Capital, Inc. was organized as Apollo Holdings, Inc under the laws of the State of Delaware on November 12, 1999. In December of 2003 the Company abandoned the original business plan due to difficulties faced by the Company in creating sustainable business in both our business models relating to anti-piracy software services that was offered to corporations with digital assets and the competition in web-based business-to-business intellectual property exchanges. The Company sought other business opportunities and in March of 2004 completed a merger with GTREX- Global Travel Exchange, Inc. a privately held Delaware corporation that was incorporated on June 14, 1999 to engage in the travel and tourism business. The Company, in anticipation of the merger, changed its name from Apollo Holdings, Inc to GTREX, Inc. on February 24, 2004. The Company issued 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company. The reorganization was recorded as a reverse acquisition using the purchase method of business combinations.  In a reverse acquisition all accounting history becomes that of the accounting acquirer; therefore, all historical information prior to the acquisition is that of GTREX- Global Travel Exchange, Inc.  The shares issued to the shareholders of GTREX- Global Travel Exchange, Inc have been stated retroactively, as though a 3 for 1 stock split occurred.

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

Global Travel Exchange, Inc. has primarily concentrated on developing the software and hardware for its core product for the quarter ended June 30, 2005. The travel distribution platform was completed in the first quarter of 2005 as anticipated. The revenues generated during the second quarter of 2005 were limited due to initial start up delays.   New services were added to the distribution platform during the second quarter.  We are now able to provide service management and syndication services.  The scale of the distribution platform was also increased to accommodate the large volume of reservations services that are anticipated to begin in the third quarter.

NOTE 2 – STOCK TRANSACTIONS

During the quarter ended June 30, 2005 the Company issued 4,000,000 shares of common stock for the conversion of $20,000 of convertible debentures.  The Company also issued 4,000,000 shares of common stock for cash of $15,000 and a stock subscription receivable of $5,000.  In addition the Company issued 1,500,000 shares of restricted common stock for $7,500 cash.

NOTE 3 - CONVERTIBLE DEBENTURES

During the quarter ended June 30, 2005, the Company raised $135,000 of operating capital in the form of convertible debentures. The debentures have terms of 180 days, accrue interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company's common stock on the date of conversion.  All convertible debentures are convertible at the option of the holder or the Company and automatically convert into common stock in the event of bankruptcy or liquidation.  During the quarter ended June 30, 2005 the Company converted $20,000 of convertible debentures issued previously into 4,000,000 shares of common stock.  The Company recorded a beneficial conversion expense of $135,000 during the quarter ended June 30, 2005.

The Company does not consider the convertible debentures to be “Senior Securities” as defined by the Investment Company Act of 1940 since, at the Company’s option, the obligation can be converted into common stock thus placing the debentures on a parity with common stock.  The Company is required to maintain net asset to Senior Security coverage of 200%.  If convertible debentures were deemed to be “Senior Securities” the Company’s coverage would be negative, resulting in an out of compliance condition.

NOTE 4 - PORTFOLIO INVESTMENT

The Company has invested a total of $205,779 in Global Travel Exchange as of June 30, 2005.  It was agreed upon with Global Travel Exchange that $100,000 of this total will take the form of a purchase of Global Travel Exchange stock.   The Company will receive 20,000,000 shares of Global Travel Exchange common stock for the $100,000 with the balance of the investment being treated as a line of credit.

NOTE 5  - SUBSEQUENT EVENTS

Convertible Debentures

 Subsequent to the quarter ended June 30, 2005, the Company has issued an additional $42,500 of convertible debentures and converted $8,000 of convertible debentures debt into 1,600,000 shares of common stock.  The outstanding balance of convertible debentures remaining to be converted as of July 20, 2005 is $290,700.

Stock Transactions

Subsequent to the quarter ended June 30, 2005 the Company cancelled 1,500,000 shares of restricted common stock and reissued 500,000 shares of restricted common stock.  The original cash paid to the Company for the 1,500,000 shares remains the same.  Subsequent to the quarter ended the Company issued 1,600,000 shares of common for conversion of $8,000 of convertible debentures and issued 11,600,000 shares of common stock for $88,000 of cash.

Subsequent to the quarter ended June 30, 2005 the Company restructured its Preferred Stock position in order to comply with the capital requirement of the Investment Company Act of 1940.  The company canceled ten million shares (10,000,000) of Series A preferred and reissued 100,000 shares of GTREX Series B Preferred Stock, 4,450,000 shares of GTREX Common Stock, and 5,450,000 shares of Series A Preferred Stock of GTREX’s portfolio company, Global Travel Exchange, Inc.

ITEM 2.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of June 30, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

Valuation of Investments

As an investment company under the Investment Company Act of 1940, the Company is not permitted to employ the “equity method” of accounting for ownership in subsidiaries.  As a result, we do not consolidate the operations and balance sheets of our portfolio investments regardless of the percent of ownership.  In lieu thereof, we are required to carry the value of our portfolio investments at “fair market value.”

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

The Board of Directors of the Company, using the above formula, has valued the Company’s investments at $205,779, which equals the cost amount of the Company’s actual investment.  The Board has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

COMPANY STRATEGY

GTREX Capital, Inc. ("the Company" or "GRXI") a Delaware Corporation, is  a business development company as defined by the  Investment Company Act of 1940.   GTREX Capital, Inc. was organized as Apollo Holdings, Inc under the laws of the State of Delaware on November 12, 1999. In December of 2003 the Company abandoned the original business plan due to difficulties faced by the Company in creating sustainable business in both our business models relating to anti-piracy software services that was offered to corporations with digital assets and the competition in web-based business-to-business intellectual property exchanges. The Company sought other business opportunities and in March of 2004 completed a merger with GTREX- Global Travel Exchange, Inc. a privately held Delaware corporation that was incorporated on June 14, 1999 to engage in the travel and tourism business. The Company, in anticipation of the merger, changed its name from Apollo Holdings, Inc to GTREX, Inc. on February 24, 2004. The Company issued 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company. The exchange was accounted for as a reverse merger under the purchase method of accounting.

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

Global Travel Exchange, Inc. has primarily concentrated on developing the software and hardware for its core product for the quarter ended June 30, 2005. The travel distribution platform was completed in the first quarter of 2005 as anticipated. The revenues generated during the second quarter were limited due to initial start up delays.  New services were added to the distribution platform during the second quarter. We are now able to provide service management and syndication services. The scale of the distribution platform was also increased to accommodate the large volume of reservation services that are anticipated to begin in the third quarter.

Currently, there are no additional commitments for material expenditures. It should be noted that the Company's auditors Chisholm, Bierwolf & Nilson have expressed in their audit opinion letter accompanying the financial statements for the year ended December 31, 2004 that there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

 Quarter ended June 30, 2005 compared to quarter ended June 30, 2004

During the quarter ended June 30, 2005, the Company incurred a net loss of $245,811 compared to a loss of $167,024 for the same quarter of 2004.  The current loss is primarily due to recognizing the beneficial conversion expense on the issued debentures.  Convertible debentures were converted at rates 50% below the market.  Convertible debentures in the amount of $20,000 were converted and resulted in a beneficial conversion expense of $135,000.  Exclusive of these financing costs the Company would have had a loss of $110,811 compared to the loss of $167,024 for the same quarter of 2004.

Operating expenses were $110,811 and $166,997 for the quarters ended June 30, 2005 and 2004, respectively.  The reduced expenses this quarter compared to the same quarter a year ago is due mainly to the companies restructuring to reduce its overhead by outsourcing some of the administrative functions.

Interest expense for the quarter ended June 30, 2005 was $135,000, compared to $27 for the quarter ended June 30, 2004.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $3,548,331.  The Company requires additional capital to meet its operating requirements.  Management plans to increase cash flows through the sale of securities (see following paragraph below) and, through the operations of Global Travel Exchange Inc.  There are no assurances that such plans will be successful.  No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of June 30, 2005, the Company had total cash and current assets of $2,048 and current liabilities of $394,135. The Company generated cash for operations through the issuance of convertible debentures.  Commencing February 8, 2005, the Company began issuing subordinated convertible debentures.  The debentures are non interest bearing, matured one hundred and eighty  (180) days from the date of issuance, and were convertible into restricted common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through June 30, 2005, a total of $290,000 had been raised under these terms and $33,800 had been converted leaving a balance due as of June 30, 2005 of $256,200.  On January 26, 2005, the Company filed a notification with the Securities and Exchange Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933.  This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration. Through June 30, 2005, the Company raised $290,000 of convertible debentures of which $135,000 was from convertible debentures this quarter.

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

ITEM 3.

CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Mr. Christopher Berlandier and Chief Financial Officer, Mr. Kenneth Wiedrich. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.

Changes in Securities

During the quarter ending June 30, 2005, GTREX Capital issued a total of 4,000,000 shares of common stock on the conversion of $20,000 of convertible debentures. The Company also issued 4,000,000 shares of common stock for cash of $15,000 and a stock subscription receivable of $5,000. The shares were issued under offering statement under Regulation E.

The shares sold pursuant to GTREX Capital’s offering circular under Regulation E were sold by GTREX Capital’s officers and directors without the assistance of any broker dealers. GTREX Capital relied on Regulation E in making these sales. No advertising or general solicitation was employed in offering these shares. Each purchaser received a copy of GTREX Capital’s offering circular. The shares sold in reliance on Regulation E are not restricted securities.

During the same quarter ending June 30, 2005, GTREX Capital issued 1,500,000 shares of restricted common stock for $7,500 cash.  These shares were not registered under the Securities Act of 1933. Theses shares were sold directly by GTREX Capital and no underwriters were involved in the transaction. GTREX Capital relied on section 4(2) of the Securities Act of 1933 in making the sale of these securities. No advertising or general solicitation was employed in offering the shares. The purchaser had the opportunity to investigate GTEX Capital and asked questions of its chief executive officer and board of directors. The securities sold were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold was appropriately restricted by GTREX Capital.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K

 None

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2005	/s/_Christopher Berlandier
CHRISTOPHER BERLANDIER CHIEF EXECUTIVE OFFICER

EXHIBIT 31.1

SECTION 302

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 15, 2005	By: /s/ Christopher Berlandier Christopher Berlandier, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 15, 2005	By: /s/ Kenneth C. Wiedrich Kenneth C. Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Berlandier, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Christopher Berlandier Christopher Berlandier Chief Executive Officer August 15, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth C. Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth C. Wiedrich Kenneth C. Wiedrich Chief Financial Officer August 15, 2005