Form 10-Q
period 2005-09-30
GTREX CAPITAL, INC.
filed 2005-11-15
CIK 944020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

Commission File Number: 333-5874

GTREX CAPITAL, INC.

(Exact name of registrant specified in its charter)

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

(949) 330-7140

(Registrant’s telephone number, including area code)

N/A

(former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X  ] Yes  [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes  [ X  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes  [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 166,868,800 shares of its common stock, $0.0001 par value per share and 100,000 shares of its Series B Preferred Stock, $0.0001 par value per share, outstanding as of October 14, 2005.  Series B Preferred Stock is convertible to common stock on a one for one share basis.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GTREX Capital, Inc Balance Sheets ASSETS
	September 30,	December 31,
	2005	2004
	(Unaudited)
Current Assets
Cash	$15,754	$10,673
Total Current Assets	15,754	10,673
Equipment, Net	-	18,560
Investments (See Schedule)
Investments	370,106	-
Total Investments	370,106	-
Total Assets	$385,860	$29,233
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	96,799	59,574
Accrued Interest Payable	8,921	1,581
Wages Payable	-	-
Convertible Debentures	43,700	20,000
Total Current Liabilities	149,420	81,155
Total Liabilities	149,420	81,155
Stockholders' Equity (Deficit)
Preferred Stock, Authorized 30,000,000 Shares, $0.0001 Par Value, 100,000 and 0 Shares Issued and Outstanding respectively	10	-
Subscription Receivable	(190,000)	-
Common Stock, Authorized 5,000,000,000 Shares, $0.0001 Par Value, 166,868,800 and 23,358,800 Shares Issued and Outstanding respectively	16,687	2,336
Additional Paid in Capital	4,150,326	3,033,387
Retained Deficit	(3,740,583)	(3,087,645)
Total Stockholders' Equity (Deficit)	236,440	(51,922)
Total Liabilities and Stockholders' Equity	$385,860	$29,233
The accompanying notes are an integral part of these financial statements.
3

GTREX Capital, Inc.
Schedule of Investments
September 30, 2005
(unaudited)
INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value	Affiliation

Global Travel Exchange, Inc.	e-Travel	100%	$100,000	$100,000	yes
Total Investment			$100,000	$100,000

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit	Fair Value	Affiliation

Global Travel Exchange, Inc.	e-Travel	100%	Credit Line	$270,106	yes
Total Loans				$270,106
Total Investment and Loans				$370,106

The accompanying notes are an integral part of these financial statements. 4

GTREX Capital, Inc.
Statements of Operations
(Unaudited)
	For the Nine Months Ended September 30,		For the three Months Ended September 30,
	2005	2004	2005	2004
Investment Revenue	$-	$-	$-	$-
Interest Income	4,917	-	4,917	-
Total Revenues	4,917	-	4,917	-
Operating Expenses
General & Administrative	174,569	281,970	39,704	65,489
Professional fees	66,855	-	16,465	-
Total Operating Expenses	241,424	281,970	56,169	65,489
Net Operating Loss	(236,507)	(281,970)	(51,252)	(65,489)
Other Income (Expense)
Interest Income (Expense)	(416,431)	29	(141,000)	3
Total Other Income (Expense)	(416,431)	29	(141,000)	3
LOSS FROM CONTINUING OPERATIONS	(652,938)	(281,941)	(192,252)	(65,486)
Income Tax Expense	-	-	-
Net Income (Loss)	$(652,938)	$(281,941)	(192,252)	(65,486)
Net Income (Loss) Per Share	$(0.01)	$(0.02)	(0.002)	(0.004)
Weighted Average Shares Outstanding	51,655,209	14,329,486	78,436,735	17,255,376
The accompanying notes are an integral part of these financial statements. 5

GTREX Capital, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional		Retained
	Preferred Stock		Common Stock		Paid-in	Subscription	Earnings
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)
Balance, December 30, 2003		-	8,419,400	$ 842	$ 2,734,263		$ (2,310,838)
Warrants exchanged for shares			400,000	40
Merger and recapitalization, March 2004			7,937,068	793	(70,915)
Common stock issued for cash, June & Sept, 2004			1,467,332	147	247,853
Common stock issued for services, December 2004			5,135,000	514	102,186
Beneficial conversion expense related to convertible debentures					20,000
Net loss for period ended December 31, 2004							(776,807)
Balance, December 31, 2004		-	23,358,800	2,336	3,033,387		(3,087,645)
Stock issued on conversion of debentures, February through September, 2005 (Unaudited)			77,460,000	7,746	379,554
Beneficial conversion expense related to convertible debentures (Unaudited)					411,000
Cancellation of Common Stock, March 5, 2005 with a preferred stock subscription payable (unaudited)	10,000,000	1,000	(5,000,000)	(500)	(500)
Restricted stock issued for cash, May 31, 2005 (unaudited)			1,500,000	150	7,350	(185,000)
Stock issued for cash, June through Sept, 2005(unaudited)			64,100,000	6,410	314,090
Stock issued for subscription receivable (unaudited)			1,000,000	100	4,900	(5,000)
Cancellation of preferred stock and issuance of restricted common (unaudited)	(9,900,000)	(990)	4,450,000	445	545
Net Loss for period ended September 30, 2005 (unaudited)							(652,938)
Balance, September 30, 2005	100,000	10	166,868,800	$ 16,687	$ 4,150,326	$ (190,000)	$ (3,740,583)
The accompanying notes are an integral part of these financial statements.
6

GTREX Capital, Inc.
Statements of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(652,938)	$(281,941)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation	-	2,263
Beneficial Conversion Expense	411,000	-
Reverse merger adjustment		(70,122)
Common stock issued for expense	-	40
Changes in Operating Assets and Liabilities:
Increase in Prepaid expense	-	(18,913)
Increase (Decrease) in Accrued liabilities	7,340	(11,056)
Increase in Accounts payable	37,225	106,360
Net Cash Used by Operating Activities	(197,373)	(273,369)
Cash Flows from Investing Activities:
Investment in software development	-	(257,374)
Investment in portfolio companies-credit line	(251,546)	-
Investment in portfolio companies	(100,000)	-
Net Cash Used by Investing Activities	(351,546)	(257,374)
Cash Flows from Financing Activities:
Common stock issued for cash	143,000	248,000
Proceeds from convertible debentures	411,000	-
Net Cash from Financing Activities	554,000	248,000
Increase (Decrease) in Cash	5,081	(282,743)
Cash and Cash Equivalents at Beginning of Period	10,673	330,989
Cash and Cash Equivalents at End of Period	$15,754	$48,246
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock Issued on conversion of Debentures	$387,300	$-
Transfer of assets to portfolio company	$23,042	$-
Common Stock subscription receivable	$190,000	$-

The accompanying notes are an integral part of these financial statements. 7

GTREX CAPITAL, INC.

Notes to the Financial Statements

September 30, 2005

NOTE 1 – FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - NATURE OF ORGANIZATION

This summary of significant accounting policies of GTREX Capital, Inc. and its portfolio company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

During the three month period ended September 30, 2005, GTREX, Capital Inc., (‘the Company or "GTREX”) was an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company”. GTREX Capital, Inc. was incorporated under the laws of the state of Delaware.  It was originally incorporated with the name of  Apollo Holdings, Inc. and was engaged in the business of creating anti-piracy software.   The Company abandoned the original business plan due to difficulties faced by the Company in creating sustainable business in both our business models relating to anti-piracy software services that was offered to corporations with digital assets and the competition in web-based business-to-business intellectual property exchanges.  The Company sought other business opportunities and in March of 2004 completed a merger with GTREX- Global Travel Exchange, Inc. a privately held Delaware Corporation that was incorporated on June 14, 1999 to engage in the travel and tourism business. The Company, in anticipation of the merger, changed its name from Apollo Holdings, Inc to GTREX, Inc. on February 24, 2004. The Company exchanged 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company of which 7,942,068 shares have been issued.  The reorganization was recorded as a reverse acquisition using the purchase method of business combination.  In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of GTREX- Global Travel Exchange, Inc.  The shares issued to the shareholders of Global Travel Exchange, Inc have been stated retroactively, as though a 3 for 1 stock split occurred.  The reverse merger adjustment is therefore all the shares held by the GTREX, Inc. shareholders prior to the acquisition..

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

At the quarter ended September 30, 2005, the only portfolio company is Global Travel Exchange, Inc., a Nevada corporation. Global Travel Exchange, Inc. is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them.

During the quarter ended September 30, 2005, Global Travel Exchange, Inc. initiated a debit card business as an off-shoot of the direct connect travel business.  In the fourth quarter a new Company, Global Financial Exchange, Inc., is being set up as a subsidiary of Global Travel exchange to handle all of the transactions for the debit card business.

NOTE 3– COMMON STOCK

During the quarter ended September 30, 2005 the Company issued 70,700,000 shares of common stock exempt from registration under regulation E for the conversion of $353,500 of convertible debentures.  The Company also issued 62,100,000 shares of common stock exempt from registration under regulation E for cash of $120,500 and a stock subscription receivable of $190,000.  In addition the Company issued 4,450,000 shares of restricted common stock in exchange of 9,900,000 shares of preferred stock.  The Company originally issued 2,000,000 shares of common stock that was exempt from registration under regulation E for $20,000 in cash.  Based on a mutual agreement the transaction was subsequently revised and the Company cancelled 1,000,000 shares and returned $10,000 in cash.

NOTE 4 - CONVERTIBLE DEBENTURES

During the quarter ended September 30, 2005, the Company raised $141,000 of operating capital in the form of convertible debentures and recorded a beneficial conversion expense of $141,000 during the quarter ended September 30, 2005.   The debentures had terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company's common stock on the date of conversion.   All convertible debentures were convertible at the option of the holder or the Company and automatically convert into common stock in the event of bankruptcy or liquidation.  During the quarter ended September 30, 2005 the Company converted $353,500 of convertible debentures issued previously into 70,700,000 shares of common stock leaving a convertible debenture balance due of $43,700 at September 30, 2005.

The Company does not consider the convertible debentures to be “Senior Securities” as defined by the Investment Company Act of 1940 since, at the Company’s option, the obligation can be converted into common stock thus placing the debentures on a parity with common stock.  The Company is required to maintain net asset to senior security coverage of 200%.  If the debentures are deemed senior securities, the Company’s net asset ratio would be 541%

The Compan

The Comp

NOTE 5  - SUBSEQUENT EVENTS

Stock issuance

Subsequent to September 30, 2005, the Company issued stock for $131,000 in cash.

NOTE 6 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from its inception through September 30, 2005.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

The Company has raised a total of $554,000 through the issuance of convertible debentures and common stock since December 2004.  This has allowed the Company to sustain operations.  The Company will have to raise an additional $600,000 to fully implement the operational plans of its portfolio companies.

During the next 12 months, GTREX plan of operation is to raise approximately $750,000, of which GTREX intends to invest $600,000 in its portfolio company, Global Travel Exchange, Inc. This will allow Global Travel Exchange to have the infrastructure in place to meet all of the immediate needs of its travel clients.    The balance of the funds will be used to cover the Company’s overhead.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information Regarding GTREX Capital, Inc. and its Operations

GTREX Capital, Inc. ("the Company" or "GTREX") a Delaware Corporation, is a business development company as defined by the  Investment Company Act of 1940.   GTREX Capital, Inc. was organized as Apollo Holdings, Inc under the laws of the State of Delaware on November 12, 1999. In December of 2003 the Company abandoned the original business plan due to difficulties faced by the Company in creating sustainable business in both our business models relating to anti-piracy software services that was offered to corporations with digital assets and the competition in web-based business-to-business intellectual property exchanges. The Company sought other business opportunities and in March of 2004 completed a merger with GTREX- Global Travel Exchange, Inc. a privately held Delaware corporation that was incorporated on June 14, 1999 to engage in the travel and tourism business. The Company, in anticipation of the merger, changed its name from Apollo Holdings, Inc to GTREX, Inc. on February 24, 2004. The Company issued 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company. The exchange was accounted for as a reverse merger under the purchase method of accounting.

On January 25, 2005 the Company's Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded on a major US Exchange or that has assets less than $4 million.  On February 5, 2005 the Company changed its name to GTREX Capital, Inc. to properly reflect the nature if its business.

On January 25, 2005 the Company formed Global Travel Exchange, Inc. as a wholly owned subsidiary, and transferred to it the operations and assets associated with the travel and tourism business through its alternative Global Distribution System.

Investment Strategy

GTREX Capital, Inc. intends to make strategic investments in companies with perceived growth potential. The Investment Committee has adopted a charter wherein these two criteria will be weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, the Company will prefer to make investments in companies where the Company can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company, or exert some other management control.

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

Global Travel Exchange, Inc. has primarily concentrated on developing the software and hardware for its core product through the quarter ended September 30, 2005. The travel distribution platform was completed in the first quarter of 2005 as anticipated. The revenues generated during the second quarter were limited due to initial start up delays.  New services were added to the distribution platform during the second quarter. We are now able to provide service management and syndication services. The scale of the distribution platform was also increased to accommodate the large volume of reservation services that are anticipated to begin in the fourth quarter.

Global Travel Exchange, Inc has also set up a global Cheque Card business initially in the Asia market.  The business has generated revenue for Global Travel exchange in the third quarter and promises to generate a great deal more revenue in the coming months.  As a result a new subsidiary, Global Financial Exchange, Inc., of Global Travel Exchange, Inc. is being set up in the fourth quarter to handle this business.

Because of this connection with the Asia market, Global Travel Exchange, Inc. has set up a subsidiary in Hong Kong in the quarter ended September 30, 2005, to better serve the banking and travel clients in that part of the world.  Having a registered business in that part of the world will not only facilitate working with the banks in the several countries in the region but it will help us to expand our business to mainland China as well.

The Company has invested $100,000 in Global Travel Exchange, Inc. and has advanced Global Travel Exchange, Inc. a total of $270,106 on a credit line bearing interest at 8%.  The interest earned to date is $4917 and has been added to the credit line total.

Plan of Operation

On January 25, 2005, the Company’s Board of Directors elected to have the Company be regulated as a business development company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”.

During the next 12 months, GTREX plan of operation is to raise approximately $750,000, of which GTREX intends to invest $600,000 in its subsidiary company, Global Travel Exchange, Inc. This will allow Global Travel Exchange to have the infrastructure in place to meet all of the immediate needs of its travel clients.    The balance of the funds will be used to cover the Company’s overhead.

We are also looking for additional financing to acquire additional portfolio companies and to develop strategic partnerships.

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

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall consider the following criteria:

1. Total amount of the Company's actual investment. This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

2. Total revenues for the preceding twelve months.

3. Earnings before interest, taxes and depreciation

4. Estimate of likely sale price of investment

5. Net assets of investment

6. Likelihood of investment generating positive returns (going concern).

• The value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

The Board of Directors of the Company, using the above consideration, has valued the Company’s investments at$370,106.  The Board has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

Results of Operations

During the three months ended September 30, 2005, GTREX experienced a net loss of $192,252 or approximately ($0.003) per share compared to a net loss of $65,486 or approximately ($0.004) per share for the same period last year.  During the six months ended September 30, 2005, GTREX experienced a net loss of $652,938 or approximately ($0.01) per share compared to a net loss of $281,941 or approximately ($0.02) per share for the same period last year. GTREX generated $4,917 of revenue from interest income on loans to the portfolio company in the three and nine month periods ended August 31, 2005 compared to no revenue for the same periods ended September 30, 2004.

GTREX attributes the $126,766 increase in net loss for the three month period ended September 30, 2005 compared to the same period ended September 30, 2004 primarily to a $141,000 increase in interest expense.  GTREX attributes the $370,997 increase in net loss for the nine month period ended September 30, 2005 compared to the same period ended September 30, 2004 primarily to a $416,402 increase in interest expense.

The increase in interest expense both for the current three month period and the nine month period is due to a beneficial conversion feature of the convertible debentures that were issued to raise money during this fiscal year.

Liquidity and Capital Resources

The Company’s financial statements present a impairment in terms of liquidity. As of September 30, 2005 the Company had a deficit in working capital of $133,666.  The Company has accumulated

$3,740,583 of net operating losses through September 30, 2005, which may be used to reduce taxes in future years through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its present portfolio companies.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Cash used in investing activities during the nine-month period September 30, 2005 was $100,000. This amount was invested into the Company’s portfolio investment, Global Travel Exchange, Inc..

Our auditors have issued a "going concern" opinion in Note 3 of our December 31, 2004 financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $750,000 in equity, debt or through other financing transactions in the next 12 months, we believe that GTREX will have sufficient funds to meet operating expenses until income from operations should be sufficient to cover operating expenses.  In the event the Company is unable to suitable financing, there is substantial doubt about the Company’s ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We Will Need to Raise Additional Capital to Finance Operations

Past operations have relied on monies generated from external financing sources to fund our operations.  External financing will continue to be required for investment in the portfolio company.    We cannot assure you that financing will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders. Changes in the securities laws affecting business, or new interpretations of existing laws, could affect our ability to raise capital. Our inability to obtain adequate financing may result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

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

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Christopher Berlandier, our Chief Executive.  We cannot assure you that we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to implement our business plan.  We have no employment agreements or life insurance on Mr. Berlandier.

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

Item 4. Control and Procedures.

(a) Evaluation of disclosure controls and procedures.

Christopher Berlandier who serves as GTREX's chief executive officer, after evaluating the effectiveness of GTREX's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, GTREX's disclosure controls and procedures were adequate and effective to ensure that material information relating to GTREX and its unconsolidated investments would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in internal controls.

There were no significant changes in GTREX's internal controls or in other factors that could significantly affect GTREX's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

GTREX, Inc. was named a defendant in the action Mark Aronson V. GTREX, Inc., filed 7/10/04. The plaintiff sued GTREX along with thousands of companies for putting out spam.  Although the Company does not send out any email, it chose not to defend itself because the legal cost had potential to cost more than the potential judgment.  Judgment was awarded to the plaintiff in the amount of $9,300.00.  The Company has no intention of paying this amount but there is always the possibility that it may have to be paid

GTREX, Inc. was named a defendant in the action Peterson & Co. V. GTREX, Inc., filed 9/16/05. The plaintiff sued GTREX for collection of the balance of a note payable, in the amount of $15,247.28 due Peterson & Co.  GTREX signed a note for past audit services and in the process of paying on the note found out that the last audit performed by Peterson & Co. was done incorrectly causing GTREX to not only go back and have the work redone but also to have to file amended returns for two subsequent quarters.  GTREX quit paying on the note and has sought to pay a reduced amount.  The Company intends to attempt to negotiate a settlement with Peterson & Co.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2005, the Company issued 70,700,000 shares of common stock for the conversion of $353,500 worth of convertible debentures and 61,100,000 shares of common stock for $115,500 of cash and a stock subscription of $190,000. No underwriter was involved in this transaction and no underwriting discounts or commissions were paid.  The common stock issued were exempt from registration under regulation E of the securities act of 1933..  All proceeds were used to sustain the operations of the Company

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q has been identified.

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTREX CAPITAL, INC.

By:/s/Christopher Berlandier Christopher Berlandier Chief Executive Officer

Dated: November 11, 2005

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Christopher Berlandier, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GTREX Capital, Inc;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 11, 2005	By: /s/Christopher Berlandier Christopher Berlandier, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth C. Wiedrich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GTREX Capital Inc;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 11, 2005	By: /s/ Kenneth C. Wiedrich Kenneth C. Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc.(the "Company") on Form 10-Q for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Berlandier, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/Christopher Berlandier Christopher Berlandier Chief Executive Officer November 11, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth C. Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth C. Wiedrich Kenneth C. Wiedrich Chief Financial Officer November 11, 2005

SEC\0619.2