Form 10QSB/A
period 2004-03-31
GTREX CAPITAL, INC.
filed 2006-02-03
CIK 944020

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended : March 31, 2004

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________to_________

GTREX Capital, Inc.

(formerly GTREX, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	001-31974	13-4171971
(State or other jurisdiction of incorporation)	(Commission Identification No.)	(IRS Employer File Number)

515 Madison Avenue, 21st Floor, New York, NY 10022 (Address of

principal executive offices) (Zip code)

212-838-0441

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

EXPLANATORY NOTE

This amendment to the Company's Form 10-QSB originally filed on May 20, 2004 for the quarter ended March 31, 2004 corrects certain financial statement disclosures in conformity with Regulation S-B.

GTREX, Inc.

Index

PART I. - FINANCIAL INFORMATION

PART II. - OTHER INFORMATION	19

ITEM 1. LEGAL PROCEEDINGS	19
ITEM 2. CHANGES IN SECURITIES	19
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19
ITEM 5. OTHER INFORMATION	19
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES	21

GTREX, Inc. (Formerly Apollo Holdings, Inc.) Balance Sheet ASSETS

March 31,	December 31,
2004	2003
(Unaudited)	(Unaudited)

Current Assets

Cash	$1,000	$-
Trust Account Receivable	227,699	330,989
Prepaid expense	2,037	3,141

Total Current Assets	230,736	334,130
Equipment and software, Net of depreciation	138,417	101,193

Total Assets	$369,153	$435,323

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable	$24,399	$-
Accrued Liabilities	-	11,056
Payroll payable and deferred comp	40,000	-
Total Current Liabilities	64,399	11,056
Total Liabilities	64,399	11,056

Stockholders' Equity

Common Stock, Authorized 1,980,000,000 Shares, $0.0001 Par Value, 16,756,468 and 8,419,400 Shares Issued and Outstanding respectively	1,675	842
Additional Paid in Capital	2,663,348	2,734,263
Retained Earnings (Deficit)	(2,360,269)	(2,310,838)

Total Stockholders' Equity	304,754	424,267

Total Liabilities and Stockholders' Equity	$369,153	$435,323

The accompanying notes are an integral part of these financial statements.

GTREX, Inc.
(Formerly Apollo Holdings, Inc.)
Statements of Operations
(Unaudited)

For the Three	For the Three	For the Period Nov 12, 1999 (inception) to March 31,
Months Ended	Months Ended
March 31,	March 31,
2004	2003	2004

Revenue	$-	$-	$-
Total Revenues	-	-	-
Operating Expenses
General & Administrative	49,484	30	2,383,715
Total Operating Expenses	49,484	30	2,383,715
Net Operating Income (Loss)	(49,484)	(30)	(2,383,715)
Other Income (Expense)
Debt Forgiveness	-		66,444
Loss on disposition of assets	-		(11,366)
Interest Expense (note 2)	53	-	(31,632)
Total Other Income (Expense)	53	-	23,446
LOSS FROM CONTINUING OPERATIONS	(49,431)	(30)	(2,360,269)
Income Tax Expense	-	-	-
Net Income (Loss)	$(49,431)	$(30)	$(2,360,269)
Net Income (Loss) Per Share	$(0.01)	$(0.00)
Weighted Average Shares Outstanding	8,438,363	6,774,400

The accompanying notes are an integral part of these financial statements.

GTREX, Inc.
(Formerly Apollo Holdings, Inc.)
Statements of Stockholders' Equity (Deficit) (Unaudited)

Additional	Retained

Common Stock	Paid in	Earnings

	Shares	Amount	Capital	(Deficit)
Common Stock issued to founders	2,600,000	$ 260	$ 6,240	$ -
Common Stock issued for Cash, December 1999	164,400	16	1,023,534
Warrants issued for services			142,416
Common Stock issued for Services	300,000	30	59,970
Net (loss) for period June 14, 1999 (inception) to April 30, 2000				(1,074,193)
Balance, April 30, 2000	3,064,400	$ 306	$ 1,232,160	$ (1,074,193)
Common Stock issued for services	1,550,000	155	387,345
Discount of debt issued with detachable warrants			28,289
Warrants exercised	1,720,000	172	42,828
Net (loss) for the year ended April 30, 2001	-	-	-	(672,099)
Balance, April 30, 2001	6,334,400	$ 633	$ 1,690,622	$ (1,746,292)
Common Stock issued for Cash, June 2001	400,000	40	125,378
Warrants issued for services			124,582
Common Stock issued for services	40,000	4	12,996
Net (loss) for the year ended April 30, 2002				(404,388)
Balance, April 30, 2002	6,774,400	$ 677	$ 1,953,578	$ (2,150,680)
Common stock issued for services, April 30, 2003	320,000	32	49,568
Net (loss) for the year ended April 30, 2003				(163,175)
Balance, April 30, 2003	7,094,400	$ 709	$ 2,003,146	$ (2,313,855)
Common Stock issued for cash	1,325,000	133	511,117
Contribution of Salaries (service)			220,000
Net profit for the year ended December 31, 2003				3,017
Balance, December 31, 2003	8,419,400	$ 842	$ 2,734,263	$ (2,310,838)
Warrants exchanged for shares	400,000	$ 40
Balance at time of merger	8,819,400	$ 882	$ 2,734,263	$ (2,310,838)
March 2004 - merger and recapitalization	7,937,068	793	(70,915)
Net (loss) for the Quarter ended March 31, 2004				(49,431)
Balance, March 31, 2004	16,756,468	1,675	2,663,348	(2,360,269)

The accompanying notes are an integral part of these financial statements.

GTREX, Inc.
(Formerly Apollo Holdings, Inc.)
Statements of Cash Flows (Unaudited)

			For the Period
	For the Three	For the Three	Nov 12, 1999
	Months Ended	Months Ended	(inception) to
	March 31,	March 31,	March 31,
	2004	2003	2004

Cash Flows from Operating Activities:
Net Income (Loss)	$(49,431)	$(30)	$(2,360,269)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and depletion	264	-	23,531
Discount on debt	-	-	28,289
Loss on disposition of assets	-	-	10,649
Stock issued for services	-	-	796,217
Reverse Merger adjustment	(70,122)	-	(70,122)
Common stock issued for expense	40	-	12,640
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Prepaid expense	1,104	-	(2,037)
Increase (Decrease) in:
Accrued liabilities	(11,056)	-	-
Accounts payable	64,399	30	64,399
Net Cash Provided (Used) by Operating Activities	(64,802)	-	(1,496,703)
Cash Flows from Investing Activities:
Investment in software development	(37,488)	-	(119,855)
Purchase of equipment	-	-	(19,543)
Net Cash Provided (Used) by Investing Activities	(37,488)	-	(139,398)
Cash Flows from Financing Activities:
Common Stock issued for cash	-	-	1,784,800
Proceeds from issuance of convertible debentures	-	-	80,000
Net Cash Provided (Used) by Financing Activities	-	-	1,864,800
Increase (Decrease) in Cash	(102,290)	-	228,699
Cash and Cash Equivalents at Beginning of Period	330,989	-	-
Cash and Cash Equivalents at End of Period	$228,699	$-	$228,699
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-Cash Investing and Financing Activities:

The accompanying notes are an integral part of these financial statements.

GTREX, Inc. (Formerly Apollo Holdings, Inc.)

(A Development Stage Company)

Notes To Financial Statements

Note 1 The Company

GTREX, Inc., formerly Apollo Holdings, Inc. (the "Company"), a Delaware corporation was incorporated on November 12, 1999. The Company is developing a web-based Business to Business Electronic Commerce Intellectual Property Exchange and Intellectual Property Protection products and services. The Company has offices in Ottawa and Vancouver, Canada. On March 12, 2004, GTREX-Global Travel Exchange, Inc., a Delaware corporation incorporated on June 14, 1999 exchanged all of its 8,819,400 outstanding shares of common stock for 8,819,400 shares of the Company. This exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting. The combination has been recorded as a recapitalization of the stockholders equity.  The reorganization was recorded as a reverse acquisition using the purchase method of business combination.  In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of GTREX- Global Travel Exchange, Inc.  The shares issued to the shareholders of Global Travel Exchange, Inc have been stated retroactively, as though a 3 for 1 stock split occurred.  The reverse merger adjustment is therefore all the shares held by the GTREX Inc. shareholders prior to the acquisition.

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB/A and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Form 10-KSB/A for the year ended December 31, 2003.

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

Note 3 Equipment

At March 31, 2004 and December 31, 2003 equipment consists of the following:

	March 31, 2004	December 31, 2003
Computer equipment and software	$19,543	$-
Platform development	119,855	40,000
	139,398	40,000
Accumulated depreciation	(981)	-

Total equipment	$138,417	$40,000

Depreciation expense was $244 and $1,046 for the three months ended March 31, 2004 and 2003, respectively. Depreciation expense for the period November 12, 1999 to March 31, 2004 was $5,823.

Note 4 Note Receivable

During 2002 the Company loaned an unrelated party $23,598, due on demand, without interest. During 2003 the Company received $150 in cash and offset $4,621 against accounts payable and accrued liabilities. The balance of $18,827 was charged to salaries and consulting expense.

Note 5 Related Party Transactions

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

Note 6 Merger and Acquisitions

The Company acquired 100% ownership of Power2search, Inc. (formerly Net Tech Europe, Inc.) on February 20, 2001 for $450. The acquisition of Power2search, Inc. was accounted for using the purchase method of accounting. There were no assets and liabilities in Power2seearch, Inc. at the date of acquisition and at March 31, 2004 and December 31, 2003.

On March 12, 2004 the Company acquired 100% issued and outstanding shares of common stock of GTREX-Global Travel Exchange, Inc. in exchange for 8,819,400 shares of the Company’s common stock of which 7,942,068 shares have been issued, with the balance of 877,332 shares authorized but not issued. This exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting. The combination has been recorded as a recapitalization of stockholders' equity. The reorganization was recorded as a reverse acquisition using the purchase method of business combination.  In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of GTREX- Global Travel Exchange, Inc.  The shares issued to the shareholders of Global Travel Exchange, Inc have been stated retroactively, as though a 3 for 1 stock split occurred.  The reverse merger adjustment is therefore all the shares held by the GTREX Inc. shareholders prior to the acquisition.

Note 7 Capitalization

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

Note 8 Liquidity and Going Concern

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining debt financing and additional equity capital. While pursuing debt funding and additional equity funding, the Company must continue to operate on limited cash flows. The Company has experienced a net loss of $49,431 for the three months ended March 31, 2004 and $2,360,269 for the period November 12, 1999 (inception) to March 31, 2004.

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

OVERVIEW

GTREX, Inc. (hereinafter "GTREX") is a Global Distribution System providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities. GTREX searches for the availability and price for the itinerary suggested by the buyer over all direct connected suppliers and GDS and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. GTREX will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them, obviating the need and cost of Global Distribution Systems (GDS). GTREX maintains a website located at www.gtrex.com. No part of the website is incorporated into this Form 10-QSB/A.

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

RESULTS OF OPERATIONS

REVENUES

We are a development stage company and did not generate any revenue for the year three months ended March 31, 2004. Instead, we have continued to experience losses. Net loss increased to ($49,431) for the three months ended March 31, 2004 compared to ($30) for the three month period ended March 31, 2003.

COST OF SALES

We have no cost of sales for the three months ended March 31, 2004.

GROSS PROFITS

We have no gross profits for the three months ended March 31, 2004. We have continued to experience net losses totaling $49,431 for the period ending March 31, 2004.

EXPENSES

Total expenses for the three months ended March 31, 2004 increased to $49,484 from $30 for the three months ended March 31, 2003. In the total expenses for 2004, there was a significant increase and is largely a result of general and administrative expenses as discussed below.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2004 increased to $49,484 from $30 for the three months ended March 31, 2003. The overall increase between the three months ended 2004 and 2003 periods is primarily related to office and administrative expenses, professional fees, salaries and consulting expenses and expenses of a publicly traded company.

Other Income and Expense

Other income and expense for the three months ended March 31, 2004 was $53 from $0 for the three months ended March 31, 2003. These expenses related to interest expense and foreign exchange.

NET LOSS

Net loss for the three months ended March 31, 2004 increased to $49,431 from $30 for the three months ended March 31, 2003. The increase in net loss is due primarily to the overall increase in expenses as discussed above.

LIQUIDITY AND FINANCIAL CONDITION

Our continued existence is dependent on our ability to resolve liquidity problems. We have experienced a net loss of $49,431 for the three months ended March 31, 2004 and $2,360,269 for the period November 12, 1999, the date of inception, to March 31, 2004. These factors have contributed to uncertainty about our ability to continue as a going concern. The ability of GTREX to continue its existence is dependent upon our success in obtaining additional adequate capital by equity sales of securities and debt financing. If we are unable to raise funds through contemplated sales of our equity securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management's plans to obtain such resources include (1) raising additional capital through sales of common stock, the proceeds of which would be used to improve the marketing effort of all of our product lines; (2) examining various avenues of debt financing; (3) minimizing the requirements for working capital by limiting operations, and (4) preserving our cash resources by attracting and retaining employees and consultants supplementing their pay with incentive stock options.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2004.

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

·

Report on Form 8-K filed on January 29, 2004 reporting the acquisition of the control shares of the Company and the appointment of a new board of directors.

·

Report on Form 8-K filed on February 25, 2004 reporting GTREX amended its articles of incorporation to change its name to GTREX, Inc. and increased its total share authorization to 100,000,000 shares of common stock, $0.0001 par value. In addition, GTREX also changed its principal place of business to 515 Madison Avenue, 21st Floor, New York, NY 10022 and changed its telephone number.

·

Report on Form 8-K filed on March 25, 2004 reporting the merger with GTREX-Global Travel Exchange, Inc., a privately held company.

·

Report on Form 8-K filed on April 9, 2004 reporting a change in independent auditors.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTREX CAPITAL, INC.

Date: February 3, 2006 By: /s/Christopher Berlandier Christopher Berlandier CHIEF EXECUTIVE OFFICER

GTREX CAPITAL, INC.

a Delaware corporation

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Christopher Berlandier, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB/A of GTREX Capital, Inc.;

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

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrants board of directors (or persons performing the equivalent functions):

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

Date: February 3, 2006

/s/ Christopher Berlandier

CHRISTOPHER BERLANDIER

CHIEF EXECUTIVE OFFICER

GTREX CAPITAL, INC.

a Delaware corporation

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth C. Wiedrich, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB/A of GTREX Capital, Inc.;

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

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrants board of directors (or persons performing the equivalent functions):

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

Date: February 3, 2006

/s/ Kenneth C. Wiedrich

KENNETH C. WIEDRICH

CHIEF FINANCIAL OFFICER

Exhibit 99.1

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Christopher Berlandier, Chief Executive Officer of GTREX CAPITAL, INC. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-QSB/A of the Company for the fiscal quarter ended March 31, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 3, 2006	/s/ Christopher Berlandier CHRISTOPHER BERLANDIER CHIEF EXECUTIVE OFFICER

Exhibit 99.2

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Kenneth C. Wiedrich, Chief Financial Officer of GTREX CAPITAL, INC. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-QSB/A of the Company for the fiscal quarter ended March 31, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 3, 2006	/s/ Kenneth C. Wiedrich KENNETH C. WIEDRICH CHIEF FINANCIAL OFFICER