Form 10QSB/A
period 2004-06-30
GTREX CAPITAL, INC.
filed 2006-02-03
CIK 944020

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

EXPLANATORY NOTE

This amendment to the Company's Form 10-QSB/A originally filed on December 15, 2004 for the quarter ended June 30, 2004 corrects certain financial statement disclosures in conformity with Regulation S-B.

GTREX, INC.

Page Number
PART I - FINANCIAL INFORMATION	3

PART II - OTHER INFORMATION	17
SIGNATURE PAGE	18

GTREX, Inc. (formerly Apollo Holdings, Inc) Balance Sheet ASSETS

June 30,	December 31,
2004	2003
(Unaudited)

Current Assets

Cash	$86,038	$-
Trust Account Receivable	14,951	330,989
Prepaid expense	12,815	3,141

Total Current Assets	113,804	334,130
Equipment and software, Net of depreciation	275,143	101,193

Total Assets	$388,947	$435,323

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable	$109,217	$-
Accrued Liabilities	-	11,056
Payroll payable and deferred comp	92,000	-
Total Current Liabilities	201,217	11,056
Total Liabilities	201,217	11,056

Stockholders' Equity

Common Stock, Authorized 1,980,000,000 Shares, $0.0001 Par Value, 17,127,006 and 8,419,400 Shares Issued and Outstanding respectively	1,712	842
Additional Paid in Capital	2,713,311	2,734,263
Retained Earnings (Deficit)	(2,527,293)	(2,310,838)

Total Stockholders' Equity	187,730	424,267

Total Liabilities and Stockholders' Equity	$388,947	$435,323

The accompanying notes are an integral part of these financial statements.

GTREX, Inc.
(Formerly Apollo Holdings, Inc.)
Statements of Operations
(Unaudited)

For the Three Months June 30,		For the Six Months June 30,		For the Period Nov 12, 1999 (inception) to June 30,
2004	2003	2004	2003	2004

Revenue	$-	$-	$		$		$-
Total Revenues	-	-					-
Operating Expenses
General & Administrative	166,997	-		216,481		30	2,550,712
Total Operating Expenses	166,997	-		216,481		30	2,550,712
Net Operating Income (Loss)	(166,997)	-		(216,481)		(30)	(2,550,712)
Other Income (Expense)
Debt Forgiveness	-						66,444
Loss on disposition of assets	-						(11,366)
Interest income (expense )	(27)	-		26		-	(31,659)
Total Other Income (Expense)	(27)	-		26		-	23,419
LOSS FROM CONTINUING OPERATIONS	(167,024)	-		(216,455)		(30)	(2,527,293)
Income Tax Expense	-	-		-		-	-
Net Income (Loss)	$(167,024)	$-		$(216,455)		$(30)	$(2,527,293)
Net Income (Loss) Per Share	$(0.02)	$-		$(0.02)		$(0.00)
Weighted Average Shares Outstanding	8,686,067	6,774,400		12,842,294		6,882,245

The accompanying notes are an integral part of these financial statements.

GTREX, Inc. (Formerly Apollo Holdings, Inc.)
Statements of Stockholders' Equity (Deficit)

Additional	Retained

Common Stock	Paid in	Earnings

	Shares	Amount	Capital	(Deficit)
Common Stock issued to founders	2,600,000	$ 260	$ 6,240	$ -
Common Stock issued for Cash, December 1999	164,400	16	1,023,534
Warrants issued for services			142,416
Common Stock issued for Services	300,000	30	59,970
Net (loss) for period June 14, 1999 (inception) to April 30, 2000				(1,074,193)
Balance, April 30, 2000	3,064,400	$ 306	$ 1,232,160	$ (1,074,193)
Common Stock issued for services	1,550,000	155	387,345
Discount of debt issued with detachable warrants			28,289
Warrants exercised	1,720,000	172	42,828
Net (loss) for the year ended April 30, 2001	-	-	-	(672,099)
Balance, April 30, 2001	6,334,400	$ 633	$ 1,690,622	$ (1,746,292)
Common Stock issued for Cash, June 2001	400,000	40	125,378
Warrants issued for services			124,582
Common Stock issued for services	40,000	4	12,996
Net (loss) for the year ended April 30, 2002				(404,388)
Balance, April 30, 2002	6,774,400	$ 677	$ 1,953,578	$ (2,150,680)
Common stock issued for services, April 30, 2003	320,000	32	49,568
Net (loss) for the year ended April 30, 2003				(163,175)
Balance, April 30, 2003	7,094,400	$ 709	$ 2,003,146	$ (2,313,855)
Common Stock issued for cash	1,325,000	133	511,117
Contribution of Salaries (service)			220,000
Net profit for the year ended December 31, 2003				3,017
Balance, December 31, 2003	8,419,400	$ 842	$ 2,734,263	$ (2,310,838)
Warrants exchanged for shares	400,000	$ 40
Balance at time of merger	8,819,400	$ 882	$ 2,734,263	$ (2,310,838)
March 2004 - merger and recapitalization	7,937,068	793	(70,915)
June 2004 - stock issued for cash	370,538	37	49,963
Net (loss) for the six month period ended June 30, 2004				(216,455)
Balance, June 30, 2004	17,127,006	1,712	2,713,311	(2,527,293)

The accompanying notes are an integral part of these financial statements.

GTREX, Inc.
(Formerly Apollo Holdings, Inc.)
Statements of Cash Flows

			For the Period
	For the Six	For the Six	Nov 12, 1999
	Months Ended	Months Ended	(inception) to
	June 30,	June 30,	June 30,
	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$(216,455)	$(30)	$(2,527,293)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and depletion	2,263	-	25,530
Discount on debt	-	-	28,289
Loss on disposition of assets	-	-	10,649
Stock issued for services	-	-	796,217
Reverse Merger adjustment	(70,122)	-	(70,122)
Common stock issued for expense	40	-	12,640
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Prepaid expense	(9,674)	-	(12,815)
Increase (Decrease) in:
Accrued liabilities	(11,056)	-	-
Accounts payable	201,217	30	201,217
Net Cash Provided (Used) by Operating Activities	(103,787)	-	(1,535,688)
Cash Flows from Investing Activities:
Investment in software development	(176,213)	-	(258,580)
Purchase of equipment	-	-	(19,543)
Net Cash Provided (Used) by Investing Activities	(176,213)	-	(278,123)
Cash Flows from Financing Activities:
Common Stock issued for cash	50,000	-	1,834,800
Proceeds from issuance of convertible debentures	-	-	80,000
Net Cash Provided (Used) by Financing Activities	50,000	-	1,914,800
Increase (Decrease) in Cash	(230,000)	-	100,989
Cash and Cash Equivalents at Beginning of Period	330,989	-	-
Cash and Cash Equivalents at End of Period	$100,989	$-	$100,989
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
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

GTREX, Inc. was organized as Apollo Holdings, Inc under the laws of the State of Delaware. In December of 2003 the Company abandoned the original business plan due to difficulties faced by the Company in creating sustainable business in both our business models relating to anti-piracy software services that was offered to corporations with digital assets and the competition in web-based business-to-business intellectual property exchanges. The Company sought other business opportunities and in March of 2004 completed a merger with GTREX- Global Travel Exchange, Inc. a privately held Delaware Corporation that was incorporated on June 14, 1999 to engage in the travel and tourism business. The Company, in anticipation of the merger, changed its name from Apollo Holdings, Inc to GTREX, Inc on February 24, 2004. The Company exchanged 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company of which 7,942,068 shares have been issued.  The reorganization was recorded as a reverse acquisition using the purchase method of business combination.  In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of GTREX- Global Travel Exchange, Inc.  The shares issued to the shareholders of Global Travel Exchange, Inc. have been stated retroactively, as though a 3 for 1 stock split occurred.  The reverse merger adjustment is therefore all the shares held by the GTREX, Inc. shareholders prior to the acquisition.

GTREX, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB/A for the fiscal year ended December 31, 2003.

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

The Company was formally named Apollo Holdings, Inc (a Delaware Corporation). On or about December 8, 2003 we abandoned our business plan due to the difficulties faced by the company in creating sustainable business in both our business models relating to anti-piracy software services that we offered to corporations with digital assets and the competition in web-based business to business intellectual property exchanges. We thereon decided that it was necessary to examine new related and unrelated business opportunities. On February 24, 2004 we changed our name to GTREX, Inc. in anticipation of a merger with a privately held travel and tourism industry company. On March 12, 2004 we completed a merger with GTREX-Global Travel Exchange, Inc., a privately held Delaware corporation incorporated on June 14, 1999 and changed our business emphasis to travel and tourism. In the merger, we exchanged 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company. The exchange has been accounted for as a reverse merger under the purchase method of accounting. The reorganization was recorded as a reverse acquisition using the purchase method of business combination.  In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of GTREX- Global Travel Exchange, Inc.  The shares issued to the shareholders of Global Travel Exchange, Inc. have been stated retroactively, as though a 3 for 1 stock split occurred.  The reverse merger adjustment is therefore all the shares held by the GTREX, Inc. shareholders prior to the acquisition.

We are in the development stage of operations, and our efforts through June 30, 2004 have been primarily devoted to organizational activities, raising capital and research and development. We anticipate substantial additional losses as we pursue our continuing research and development efforts.

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

EXPENSES

Total expenses for the three months ended June 30, 2004 increased to $167,024, in the total expenses for 2004, there was an increase in expenses over the 2003 period and is largely a result of general and administrative expenses as discussed below.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2004. The overall increase between the 2004 and 2003 periods is primarily related to office and administrative expenses, professional fees, salaries and consulting expenses and expenses of a publicly traded company.

Other Income and Expense

Other income and expense for the three months ended June 30, 2004 decreased to $27. These expenses related to interest expense.

NET LOSS

Net loss for the three months ended June 30, 2004 increased to $167,024. The increase in net loss from 2003 is due primarily to the overall increase in expenses as discussed above.

LIQUIDITY AND FINANCIAL CONDITION

Our continued existence is dependent on our ability to resolve liquidity problems. We have experienced a net loss of $167,024 for the three months ended June 30, 2004 and $2,527,293 for the period November 12, 1999, the date of inception, to June 30, 2004. These factors have contributed to uncertainty about our ability to continue as a going concern. The ability of GTREX to continue its existence is dependent upon our success in obtaining additional adequate capital by equity sales of securities and debt financing. If we are unable to raise funds through contemplated sales of our equity securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management's plans to obtain such resources include (1) raising additional capital through sales of common stock, the proceeds of which would be used to improve the marketing effort of all of our product lines; (2) examining various avenues of debt financing; (3) minimizing the requirements for working capital by limiting operations, and (4) preserving our cash resources by attracting and retaining employees and consultants supplementing their pay with incentive stock options.

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

Regulation of the Internet.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2004.

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

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

• Report on Form 8-K filed on June 29, 2004 amending a previous report on Form 8-K reporting a merger and amended to included combined financial statements.

• Report on Form 8-K filed on August 18, 2004 reporting the resignation of 3 directors.

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

1.

the Quarterly Report on Form 10-QSB/A of the Company for the fiscal quarter ended June 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 3, 2006	/s/ Christopher Berlandier CHRISTOPHER BERLANDIER CHIEF EXECUTIVE OFFICER

Exhibit 99.2

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Kenneth C. Wiedrich, Chief Financial Officer of GTREX CAPITAL, INC. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-QSB/A of the Company for the fiscal quarter ended June 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 3, 2006	/s/ Kenneth C. Wiedrich KENNETH C. WIEDRICH CHIEF FINANCIAL OFFICER