Form 10QSB/A
period 2004-09-30
GTREX CAPITAL, INC.
filed 2006-02-03
CIK 944020

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

EXPLANATORY NOTE

This amendment to the Company's Form 10-QSB originally filed on December 15, 2004 for the quarter ended September 30, 2004 corrects certain financial statement disclosures in conformity with Regulation S-B.

GTREX, INC.

Page Number
PART I - FINANCIAL INFORMATION	3

PART II - OTHER INFORMATION	15
SIGNATURE PAGE	16

GTREX, Inc. (formerly Apollo Holdings, Inc) Balance Sheet ASSETS

September 30,	December 31,
2004	2003
(Unaudited)

Current Assets

Cash	$33,295	$-
Trust Account Receivable	14,951	330,989
Employee Advance	4,175	-
Prepaid expense	17,879	3,141

Total Current Assets	70,300	334,130
Equipment and software, Net of depreciation	356,304	101,193

Total Assets	$426,604	$435,323

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable	$49,010	$-
Accrued Liabilities	-	11,056
Payroll payable and deferred comp	57,350	-
Total Current Liabilities	106,360	11,056
Total Liabilities	106,360	11,056

Stockholders' Equity

Common Stock, Authorized 1,980,000,000 Shares, $0.0001 Par Value, 18,223,800 and 8,419,400 Shares Issued and Outstanding respectively	1,822	842
Additional Paid in Capital	2,911,201	2,734,263
Retained Earnings (Deficit)	(2,592,779)	(2,310,838)

Total Stockholders' Equity	320,244	424,267

Total Liabilities and Stockholders' Equity	$426,604	$435,323

The accompanying notes are an integral part of these financial statements.

GTREX, Inc.
(Formerly Apollo Holdings, Inc.)
Statements of Operations
(Unaudited)

For the Three Months September 30,		For the Nine Months September 30,		For the Period Nov 12, 1999 (inception) to September 30,
2004	2003	2004	2003	2004

Revenue	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-
Operating Expenses
General & Administrative	65,489	-	281,970	30	2,616,201
Total Operating Expenses	65,489	-	281,970	30	2,616,201
Net Operating Income (Loss)	(65,489)	-	(281,970)	(30)	(2,616,201)
Other Income (Expense)
Debt Forgiveness	-				66,444
Loss on disposition of assets	-				(11,366)
Interest income (expense )	3	-	29	-	(31,656)
Total Other Income (Expense)	3	-	29	-	23,422
LOSS FROM CONTINUING OPERATIONS	(65,486)	-	(281,941)	(30)	(2,592,779)
Income Tax Expense	-	-	-	-	-
Net Income (Loss)	$(65,486)	$-	$(281,941)	$(30)	$(2,592,779)
Net Income (Loss) Per Share	$(0.00)	$-	$(0.02)	$(0.00)
Weighted Average Shares Outstanding	17,255,376	7,094,400	14,329,486	6,953,741

The accompanying notes are an integral part of these financial statements.

GTREX, Inc. (Formerly Apollo Holdings, Inc.)
Statements of Stockholders' Equity (Deficit)

Additional	Retained

Common Stock	Paid in	Earnings

	Shares	Amount	Capital	(Deficit)
Common Stock issued to founders	2,600,000	$ 260	$ 6,240	$ -
Common Stock issued for Cash, December 1999	164,400	16	1,023,534
Warrants issued for services			142,416
Common Stock issued for Services	300,000	30	59,970
Net (loss) for period June 14, 1999 (inception) to April 30, 2000				(1,074,193)
Balance, April 30, 2000	3,064,400	$ 306	$ 1,232,160	$ (1,074,193)
Common Stock issued for services	1,550,000	155	387,345
Discount of debt issued with detachable warrants			28,289
Warrants exercised	1,720,000	172	42,828
Net (loss) for the year ended April 30, 2001	-	-	-	(672,099)
Balance, April 30, 2001	6,334,400	$ 633	$ 1,690,622	$ (1,746,292)
Common Stock issued for Cash, June 2001	400,000	40	125,378
Warrants issued for services			124,582
Common Stock issued for services	40,000	4	12,996
Net (loss) for the year ended April 30, 2002				(404,388)
Balance, April 30, 2002	6,774,400	$ 677	$ 1,953,578	$ (2,150,680)
Common stock issued for services, April 30, 2003	320,000	32	49,568
Net (loss) for the year ended April 30, 2003				(163,175)
Balance, April 30, 2003	7,094,400	$ 709	$ 2,003,146	$ (2,313,855)
Common Stock issued for cash	1,325,000	133	511,117
Contribution of Salaries (service)			220,000
Net profit for the year ended December 31, 2003				3,017
Balance, December 31, 2003	8,419,400	$ 842	$ 2,734,263	$ (2,310,838)
Warrants exchanged for shares	400,000	$ 40
Balance at time of merger	8,819,400	$ 882	$ 2,734,263	$ (2,310,838)
March 2004 - merger and recapitalization	7,937,068	793	(70,915)
June 2004 - stock issued for cash	370,538	37	49,963
September 2004 - stock issued for cash	1,096,794	110	197,890
Net (loss) for the nine month period ended September 30, 2004				(281,941)
Balance, September 30, 2004	18,223,800	1,822	2,911,201	(2,592,779)

The accompanying notes are an integral part of these financial statements.

GTREX, Inc.
(Formerly Apollo Holdings, Inc.)
Statements of Cash Flows

			For the Period
	For the Nine	For the Nine	Nov 12, 1999
	Months Ended	Months Ended	(inception) to
	September 30,	September 30,	September 30,
	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$(281,941)	$(30)	$(2,592,779)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and depletion	2,263	-	25,530
Discount on debt	-	-	28,289
Loss on disposition of assets	-	-	10,649
Stock issued for services	-	-	796,217
Reverse Merger adjustment	(70,122)	-	(70,122)
Common stock issued for expense	40	-	12,640
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Prepaid expense	(14,738)	-	(17,879)
Employee advance	(4,175)	-	(4,175)
Increase (Decrease) in:
Accrued liabilities	(11,056)	-	-
Accounts payable	106,360	30	106,360
Net Cash Provided (Used) by Operating Activities	(273,369)	-	(1,705,270)
Cash Flows from Investing Activities:
Investment in software development	(257,374)	-	(339,741)
Purchase of equipment	-	-	(19,543)
Net Cash Provided (Used) by Investing Activities	(257,374)	-	(359,284)
Cash Flows from Financing Activities:
Common Stock issued for cash	248,000	-	2,032,800
Proceeds from issuance of convertible debentures	-	-	80,000
Net Cash Provided (Used) by Financing Activities	248,000	-	2,112,800
Increase (Decrease) in Cash	(282,743)	-	48,246
Cash and Cash Equivalents at Beginning of Period	330,989	-	-
Cash and Cash Equivalents at End of Period	$48,246	$-	$48,246
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
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

RESULTS OF OPERATIONS

Quarter ended September 30, 2004 compared to quarter ended September 30, 2003

During the quarter ended September 30, 2004, the Company incurred a net loss of $65,486 compared to a loss of $0 for the same quarter of 2003. The current loss is primarily due to ongoing expenses in developing the software platform for the travel industry. The loss for the three quarters ended September 30, 2004 is $281,941 compared to a loss of $30 for the same period in 2003.

Interest income for the quarter ended September 30, 2004 was $3, compared to $0 for the quarter ended September 30, 2003

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $2,592,779. The Company requires additional capital to meet its operating requirements. Management plans to increase cash flows through the sale of securities and debt financing through the end of the year. Sales of product will add to the cash flow after the first of next year. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

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

1.

the Quarterly Report on Form 10-QSB/A of the Company for the fiscal quarter ended September 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 3, 2006	/s/ Christopher Berlandier CHRISTOPHER BERLANDIER CHIEF EXECUTIVE OFFICER

Exhibit 99.2

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Kenneth C. Wiedrich, Chief Financial Officer of GTREX CAPITAL, INC. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-QSB/A of the Company for the fiscal quarter ended September 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 3, 2006	/s/ Kenneth C. Wiedrich KENNETH C. WIEDRICH CHIEF FINANCIAL OFFICER