Form 10-Q/A
period 2005-03-31
GTREX CAPITAL, INC.
filed 2006-02-09
CIK 944020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 23,118,800 shares of its common stock, $0.0001 par value per share outstanding as of May 10, 2006.

EXPLANATORY NOTE:

On January 25, 2005, the company elected to be regulated as a Business Development Company (BDC) as outlined in the Investment Company Act of 1940 by filing a Form N-54A. As a BDC, the Company is no longer eligible to report on Form 10-QSB because it is an investment company and, therefore, does not qualify as a small business issuer.  The Format for filing as a BDC is different and this amended Form 10-Q/A is being furnished to provide the information required of Regulation S-X.

ITEM 1.     FINANCIAL INFORMAITON

GTREX CAPITAL, INC.

FINANCIAL STATEMENTS

MARCH 31, 2005

GTREX Capital, Inc
(Formerly GTREX, Inc.)
Balance Sheet
ASSETS
	March 31,	December 31,
	2005	2004
	(Unaudited)
Current Assets
Cash	$12,707	$10,673
Total Current Assets	12,707	10,673
Equipment, Net	-	18,560
Investments (See Schedule)
Investments	105,796	-
Total Investments	105,796	-
Total Assets	$118,503	$29,233
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$89,675	$59,574
Accrued Liabilities	1,428	1,581
Convertible Debentures	141,200	20,000
Total Current Liabilities	232,303	81,155
Total Liabilities	232,303	81,155
Stockholders' Equity
Preferred Stock, Authorized 20,000,000 Shares, $0.01 Par Value, Shares Issued and Outstanding none	-	-
Preferred Stock subscription payable	1,000
Common Stock, Authorized 1,980,000,000 Shares, $0.0001 Par Value, 21,118,800 and 23,358,800 Shares Issued and Outstanding respectively	2,112	2,336
Additional Paid in Capital	3,181,411	3,033,387
Retained Earnings (Deficit)	(3,298,323)	(3,087,645)
Total Stockholders' Equity	(113,800)	(51,922)
Total Liabilities and Stockholders' Equity	$118,503	$29,233
Net Asset Value Per Share	$0.005	$0.001

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

GTREX Capital, Inc.
Statements of Changes in Net Assets (Unaudited)

	For the three months ended
	March 31,
	2005	2004

OPERATIONS:
Net investment loss	$(210,678)	$(49,431)
Income from discontinued operations	-	-
Net realized and unrealized gain (loss) on investment transactions	-	-

Net decrease in net assets resulting from operations	(210,678)	(49,431)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	148,800	(70,082)

NET INCREASE (DECREASE) IN ASSET VALUE	(61,878)	(119,513)

NET ASSETS:
Beginning of Period	(51,992)	424,267

End of Period	$(113,800)	$304,754

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
(Formerly GTREX, Inc.)
Statements of Stockholders' Equity (Deficit)

	Preferred Stock - Payable		Common Stock		Additional Paid-in	Retained Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, December 30, 2003			8,419,400	$ 842	$ 2,734,263	$ (2,310,838)
Warrants exchanged for shares			400,000	40
Merger and recapitalization, March 2004			7,937,068	793	(70,915)
Common stock issued for cash, June & Sept, 2004			1,467,332	147	247,853
Common stock issued for services, December 2004			5,135,000	514	102,186
Beneficial conversion expense related to convertible debentures					20,000
Net loss for period ended December 31, 2004						(776,807)
Balance, December 31, 2004	-	-	23,358,800	2,336	3,033,387	(3,087,645)
Stock issued on conversion of debentures, February through March, 2005 (Unaudited)			2,760,000	276	13,524
Beneficial Conversion Expense related to Convertible Debentures (Unaudited)					135,000
Cancellation of Common Stock, March 5, 2005 with a preferred stock subscription payable	10,000,000	1,000	(5,000,000)	(500)	(500)
Net Loss for period ended March 31, 2005 (unaudited)						(210,678)
	10,000,000	1,000	21,118,800	$ 2,112	$ 3,181,411	$ (3,298,323)

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
(Formerly GTREX, Inc.)
Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2005	2004
	(Unaudited)	(Audited)
Cash Flows from Operating Activities:
Net Income (Loss)	$(210,678)	$(49,431)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and depletion	(4,482)	264
Beneficial Conversion Expense	135,000	-
Reverse Merger adjustment	-	(70,122)
Common stock issued for expense	-	40
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Prepaid expense	-	1,104
Increase (Decrease) in:
Accrued liabilities	(153)	(11,056)
Accounts payable	30,101	64,399
Net Cash Provided (Used) by Operating Activities	(50,212)	(64,802)
Cash Flows from Investing Activities:

Equipment transferred to portfolio company	23,042	-
Investment in software development	-	(37,488)
Investment in subsidiary	(105,796)	-
Net Cash Provided (Used) by Investing Activities	(82,754)	(37,488)
Cash Flows from Financing Activities:
Proceeds from convertible debentures	135,000	-
Net Cash Provided (Used) by Financing Activities	135,000	-
Increase (Decrease) in Cash	2,034	(102,290)
Cash and Cash Equivalents at Beginning of Period	10,673	330,989
Cash and Cash Equivalents at End of Period	$12,707	$228,699
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock Issued for Convertible Debentures	2,760,000	-

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Financial Highlights (Unaudited)

Per Unit Operating Performance:
	Three Months Ended
	March 31,
	2005	2004
NET ASSET VALUE, BEGINNING OF PERIOD	$(0.002)	$0.018
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.010)	(0.002)
Net realized and unrealized gain (loss) on investment transactions	-	-
Income from discontinued operations	-	-

Total from investment operations	(0.012)	0.016

Net increase in net assets resulting from stock sales	0.007	(0.003)

NET ASSET VALUE, END OF PERIOD	$(0.005)	$0.013

TOTAL NET ASSET VALUE RETURN	(15%)	(27.8%)

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$(113,800)	$304,754
Ratios to average net assets: *
Net expenses	46.28%	4.05%
Net investment loss	(46.28%)	(4.05%)
Portfolio Turnover Rate	-	-

* Annualized

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

NOTE 2 – STOCK TRANSACTIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The statements contained in this Quarterly Report on Form 10-Q/A that are not historical facts and may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management.  Potential risks and uncertainties include, among other factors, general business conditions, government regulations, manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

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

ITEM 3.     QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

This quarter, 2,760,000 shares of common stock were issued in payment of $13,800 of convertible debentures under a Regulation E exemption.

Item 3.

Item 3.

Defaults Upon Senior Securities.

None

Item 4.                   Submission of Matters to Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.                   Exhibits

99.1

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

February 9, 2006	/s/ Christopher Berlandier CHRISTOPHER BERLANDIER CHIEF EXECUTIVE OFFICER

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Christopher Berlandier, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of GTREX Capital, Inc;

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

Date: February 9, 2006	By: /s/Christopher Berlandier Christopher Berlandier, Chief Executive Officer

 EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth C. Wiedrich, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of GTREX Capital Inc;

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

Date: February 9, 2006	By: /s/ Kenneth C. Wiedrich Kenneth C. Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc.(the "Company") on Form 10-Q/A for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Berlandier, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/Christopher Berlandier Christopher Berlandier Chief Executive Officer February 9, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc. (the "Company") on Form 10-Q/A for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth C. Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth C. Wiedrich Kenneth C. Wiedrich Chief Financial Officer February 9, 2006