Form 10-Q/A
period 2005-06-30
GTREX CAPITAL, INC.
filed 2006-02-09
CIK 944020

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 42,818,800 shares of its common stock, $0.0001 par value per share and 10,000,000 shares of its Series B Preferred Stock, $0.0001 par value per share, outstanding as of August 5 2005.  Series B Preferred Stock is convertible to common stock on a one for one share basis.

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GTREX CAPITAL, INC.

FINANCIAL STATEMENTS

June 30, 2005

GTREX Capital, Inc (formerly GTREX, Inc.) Balance Sheet ASSETS
	June 30, 2005	December 31, 2004
	(Unaudited)
Current Assets
Cash	$2,048	$10,673
Total Current Assets	2,048	10,673
Equipment, Net	-	18,560
Investments (See Schedule)
Investments	205,779	-
Total Investments	205,779	-
Total Assets	$207,827	$29,233
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	127,504	59,574
Accrued Interest Payable	5,431	1,581
Wages Payable	5,000	-
Convertible Debentures	256,200	20,000
Total Current Liabilities	394,135	81,155
Total Liabilities	394,135	81,155
Stockholders' Equity
Preferred Stock, Authorized 30,000,000 Shares, $0.0001 Par Value, 10,000,000 and 0 Shares Issued and Outstanding respectively	1,000	-
Subscription Receivable	(5,000)	-
Common Stock, Authorized 5,000,000,000 Shares, $0.0001 Par Value, 30,618,800 and 23,358,800 Shares Issued and Outstanding respectively	3,062	2,336
Additional Paid in Capital	3,362,961	3,033,387
Retained Earnings (Deficit)	(3,548,331)	(3,087,645)
Total Stockholders' Equity	(186,308)	(51,922)
Total Liabilities and Stockholders' Equity	$207,827	$29,233
Net Asset Value Per Share	$0.006	$0.001
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

GTREX Capital, Inc.
Statements of Changes in Net Assets (Unaudited)

	For the six months ended
	June 30,
	2005	2004

OPERATIONS:
Net investment loss	$(460,686)	$(216,455)
Income from discontinued operations	-	-
Net realized and unrealized gain (loss) on investment transactions	-	-

Net decrease in net assets resulting from operations	(460,686)	(216,455)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	326,300	(20,082)

NET INCREASE (DECREASE) IN ASSET VALUE	(134,386)	(236,537)

NET ASSETS:
Beginning of Period	(51,992)	424,267

End of Period	$(186,308)	$187,730
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

GTREX Capital, Inc.
(Formerly GTREX, Inc.)
Statements of Cash Flows
	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(460,686)	$(216,455)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and depletion	(4,482)	2,263
Beneficial Conversion Expense	270,000	-
Reverse merger adjustment		(70,122)
Common stock issued for expense	-	40
Changes in Operating Assets and Liabilities:
Increase in Prepaid expense	-	(9,674)
Increase (Decrease) in Accrued liabilities	3,850	(11,056)
Increase in Accounts payable	72,930	201,217
Net Cash Used by Operating Activities	(118,388)	(103,787)
Cash Flows from Investing Activities:
Investment in software development	-	(176,213)
Investment in subsidiary	(182,737)	-
Net Cash Provided (Used) by Investing Activities	(182,737)	(176,213)
Cash Flows from Financing Activities:
Common stock issued for cash	22,500	50,000
Proceeds from convertible debentures	270,000	-
Net Cash Used by Financing Activities	292,500	50,000
Decrease in Cash	(8,625)	(230,000)
Cash and Cash Equivalents at Beginning of Period	10,673	330,989
Cash and Cash Equivalents at End of Period	$2,048	$100,989
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock Issued for Convertible Debentures	$33,800	$-
Transfer of Assets to portfolio company	$23,042	$-
Subscription Receivable	$5,000	$-

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Financial Highlights (Unaudited)

Per Unit Operating Performance:
	Six Months Ended
	June 30,
	2005	2004
NET ASSET VALUE, BEGINNING OF PERIOD	$(0.002)	$0.018
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.015)	(0.009)
Net realized and unrealized gain (loss) on investment transactions	-	-
Income from discontinued operations	-	-

Total from investment operations	(0.017)	0.009

Net increase in net assets resulting from stock sales	0.011	(0.001)

NET ASSET VALUE, END OF PERIOD	$(0.006)	$0.008

TOTAL NET ASSET VALUE RETURN	(200%)	(55.55%)

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$(186,308)	$187,730
Ratios to average net assets:
Net expenses	123.63%	57.65%
Net investment loss	(123.63%)	(57.65%)
Portfolio Turnover Rate	-	-
* Annualized The accompanying notes are an integral part of these financial statements.

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

NOTE 4 – Portfolio Investment

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending June 30, 2005, GTREX Capital issued a total of 4,000,000 shares of common stock on the conversion of $20,000 of convertible debentures, the shares were issued at a conversion price of $0.005 per share. The Company also issued 4,000,000 shares of common stock for cash of $15,000 and a stock subscription receivable of $5,000. The shares were issued under offering statement under Regulation E.

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

Exhibits.

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

Date: February 9, 2006	/s/_Christopher Berlandier
CHRISTOPER BERLANDIER CHIEF EXECUTIVE OFFICER

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc.(the "Company") on Form 10-Q/A for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Berlandier, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc. (the "Company") on Form 10-Q/A for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth C. Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth C. Wiedrich Kenneth C. Wiedrich Chief Financial Officer February 9, 2006