Form 10-Q/A
period 2005-09-30
GTREX CAPITAL, INC.
filed 2006-02-09
CIK 944020

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

EXPLANATORY NOTE:

This amendment to the Company's Form 10-Q originally filed on November 15, 2005 for the quarter ended September 30, 2005 adds certain financial statements in conformity with Regulation S-X.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GTREX Capital, Inc Balance Sheets ASSETS
	September 30, 2005	December 31, 2004
	(Unaudited)
Current Assets
Cash	$15,754	$10,673
Total Current Assets	15,754	10,673
Equipment, Net	-	18,560
Investments (See Schedule)
Investments	370,106	-
Total Investments	370,106	-
Total Assets	$385,860	$29,233
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	96,799	59,574
Accrued Interest Payable	8,921	1,581
Wages Payable	-	-
Convertible Debentures	43,700	20,000
Total Current Liabilities	149,420	81,155
Total Liabilities	149,420	81,155
Stockholders' Equity (Deficit)
Preferred Stock, Authorized 30,000,000 Shares, $0.0001 Par Value, 100,000 and 0 Shares Issued and Outstanding respectively	10	-
Subscription Receivable	(190,000)	-
Common Stock, Authorized 5,000,000,000 Shares, $0.0001 Par Value, 166,868,800 and 23,358,800 Shares Issued and Outstanding respectively	16,687	2,336
Additional Paid in Capital	4,150,326	3,033,387
Retained Deficit	(3,740,583)	(3,087,645)
Total Stockholders' Equity (Deficit)	236,440	(51,922)
Total Liabilities and Stockholders' Equity	$385,860	$29,233
Net Asset Value Per Share	$0.002	$0.001
The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Schedule of Investments
September 30, 2005
(unaudited)
INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value	Affiliation

Global Travel Exchange, Inc.	e-Travel	100%	$100,000	$100,000	yes
Total Investment			$100,000	$100,000

COMMERCIAL LOANS:
	Description	Percent	Type of
Company	of Business	Ownership	Credit	Fair Value	Affiliation

Global Travel Exchange, Inc.	e-Travel	100%	Credit Line	$270,106	yes
Total Loans				$270,106
Total Investment and Loans				$370,106

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Statements of Operations
(Unaudited)
	For the Nine Months Ended September 30,		For the three Months Ended September 30,
	2005	2004	2005	2004
Investment Revenue	$-	$-	$-	$-
Interest Income	4,917	-	4,917	-
Total Revenues	4,917	-	4,917	-
Operating Expenses
General & Administrative	174,569	281,970	39,704	65,489
Professional fees	66,855	-	16,465	-
Total Operating Expenses	241,424	281,970	56,169	65,489
Net Operating Loss	(236,507)	(281,970)	(51,252)	(65,489)
Other Income (Expense)
Interest Income (Expense)	(416,431)	29	(141,000)	3
Total Other Income (Expense)	(416,431)	29	(141,000)	3
LOSS FROM CONTINUING OPERATIONS	(652,938)	(281,941)	(192,252)	(65,486)
Income Tax Expense	-	-	-	-
Net Income (Loss)	$(652,938)	$(281,941)	(192,252)	(65,486)
Net Income (Loss) Per Share	$(0.01)	$(0.02)	(0.002)	(0.004)
Weighted Average Shares Outstanding	51,655,209	14,329,486	78,436,735	17,255,376
The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Statements of Changes in Net Assets (Unaudited)

	For the nine months ended
	September 30,
	2005	2004

OPERATIONS:
Net investment loss	$(652,938)	$(281,941)
Income from discontinued operations	-	-
Net realized and unrealized gain (loss) on investment transactions	-	-

Net decrease in net assets resulting from operations	(652,938)	(281,941)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	941,370	166,754

NET INCREASE (DECREASE) IN ASSET VALUE	288,432	(105,187)

NET ASSETS:
Beginning of Period	(51,992)	424,267)

End of Period	$236,440	$319,080
The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional		Retained
	Preferred Stock		Common Stock		Paid-in	Subscription	Earnings
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)
Balance, December 30, 2003	-	-	8,419,400	$ 842	$ 2,734,263	-	$ (2,310,838)
Warrants exchanged for shares	-	-	400,000	40	-	-	-
Merger and recapitalization, March 2004	-	-	7,937,068	793	(70,915)	-	-
Common stock issued for cash, June & Sept, 2004	-	-	1,467,332	147	247,853	-	-
Common stock issued for services, December 2004	-	-	5,135,000	514	102,186	-	-
Beneficial conversion expense related to convertible debentures	-	-	-	-	20,000	-	-
Net loss for period ended December 31, 2004							(776,807)
Balance, December 31, 2004	-	-	23,358,800	2,336	3,033,387	-	(3,087,645)
Stock issued on conversion of debentures, February through September, 2005 (Unaudited)	-	-	77,460,000	7,746	379,554	-	-
Beneficial conversion expense related to convertible debentures (Unaudited)	-	-	-	-	411,000	-	-
Cancellation of Common Stock, March 5, 2005 with a preferred stock subscription payable (unaudited)	10,000,000	1,000	(5,000,000)	(500)	(500)	-	-
Restricted stock issued for cash, May 31, 2005 (unaudited)			1,500,000	150	7,350	(185,000)	-
Stock issued for cash, June through Sept, 2005(unaudited)			64,100,000	6,410	314,090		-
Stock issued for subscription receivable (unaudited)			1,000,000	100	4,900	(5,000)	-
Cancellation of preferred stock and issuance of restricted common (unaudited)	(9,900,000)	(990)	4,450,000	445	545		-
Net Loss for period ended September 30, 2005 (unaudited)							(652,938)
Balance, September 30, 2005	100,000	10	166,868,800	$ 16,687	$ 4,150,326	$ (190,000)	$ (3,740,583)

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Statements of Cash Flows
	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(652,938)	$(281,941)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation	-	2,263
Beneficial Conversion Expense	411,000	-
Reverse merger adjustment	-	(70,122)
Common stock issued for expense	-	40
Changes in Operating Assets and Liabilities:
Increase in Prepaid expense	-	(18,913)
Increase (Decrease) in Accrued liabilities	7,340	(11,056)
Increase in Accounts payable	37,225	106,360
Net Cash Used by Operating Activities	(197,373)	(273,369)
Cash Flows from Investing Activities:
Investment in software development	-	(257,374)
Investment in portfolio companies-credit line	(251,546)	-
Investment in portfolio companies	(100,000)	-
Net Cash Used by Investing Activities	(351,546)	(257,374)
Cash Flows from Financing Activities:
Common stock issued for cash	143,000	248,000
Proceeds from convertible debentures	411,000	-
Net Cash from Financing Activities	554,000	248,000
Increase (Decrease) in Cash	5,081	(282,743)
Cash and Cash Equivalents at Beginning of Period	10,673	330,989
Cash and Cash Equivalents at End of Period	$15,754	$48,246
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock Issued on conversion of Debentures	$387,300	$-
Transfer of assets to portfolio company	$23,042	$-
Common Stock subscription receivable	$190,000	$-

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Financial Highlights (Unaudited)

Per Unit Operating Performance:
	Nine Months Ended
	September 30,
	2005	2004
NET ASSET VALUE, BEGINNING OF PERIOD	$(0.000)	$0.02
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.004)	(0.01)
Net realized and unrealized gain (loss) on investment transactions	-	-
Income from discontinued operations	-	-

Total from investment operations	(0.004)	0.01

Net increase in net assets resulting from stock sales	0.006	0.007

NET ASSET VALUE, END OF PERIOD	$0.001	$0.013

TOTAL NET ASSET VALUE RETURN	314%	(35%)

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$236,440	$319,080
Ratios to average net assets:
Net expenses	207.12%	66.27%
Net investment loss	(207.12%)	(66.27%)
Portfolio Turnover Rate	-	-

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

During the three month period ended September 30, 2005, GTREX, Capital Inc., (‘the Company or GRXI”) was an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company”. GTREX Capital, Inc. was incorporated under the laws of the state of Delaware.  It was originally incorporated with the name of  Apollo Holdings, Inc. and was engaged in the business of creating anti-piracy software.   The Company abandoned the original business plan due to difficulties faced by the Company in creating sustainable business in both our business models relating to anti-piracy software services that was offered to corporations with digital assets and the competition in web-based business-to-business intellectual property exchanges.  The Company sought other business opportunities and in March of 2004 completed a merger with GTREX- Global Travel Exchange, Inc. a privately held Delaware Corporation that was incorporated on June 14, 1999 to engage in the travel and tourism business. The Company, in anticipation of the merger, changed its name from Apollo Holdings, Inc to GTREX, Inc on February 24, 2004. The Company exchanged 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company of which 7,942,068 shares have been issued.  The reorganization was recorded as a reverse acquisition using the purchase method of business combination.  In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of GTREX- Global Travel Exchange, Inc.  The shares issued to the shareholders of Global Travel Exchange, Inc have been stated retroactively, as though a 3 for 1 stock split occurred.  The reverse merger adjustment is therefore all the shares held by the GTREX Inc. shareholders prior to the acquisition..

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

General Information Regarding GTREX and its Operations

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

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q/A REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

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

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q/A has been identified.

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

Dated: February 9, 2006

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc.(the "Company") on Form 10-Q/A for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Berlandier, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc. (the "Company") on Form 10-Q/A for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth C. Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth C. Wiedrich Kenneth C. Wiedrich Chief Financial Officer February 9, 2006