Form 10-K
period 2005-12-31
GTREX CAPITAL, INC.
filed 2006-04-27
CIK 944020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act

of 1934 For the Fiscal Year Ended December 31, 2005

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

N/A

 (former name or former address, if changed since last report)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]

No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as March 31, 2006 was $9,925,540, based on the last sale price of $0.008, as reported on the bulletin board.

The Registrant had 1,245,199,855 shares of common stock, $0.001 par value, outstanding as of March 31, 2006.

GTREX CAPITAL, INC.

PART I

Forward Looking Statements

This document includes statements that may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, on management’s projections, estimates and all other communications.  Statements that are based on management’s projections, estimates and assumptions are forward-looking statements. The words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies can affect events and the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

ITEM 1.

DESCRIPTION OF BUSINESS

GTREX Capital, Inc. (“GRXI” or the “Company”), a Delaware corporation organized on November 12, 1999, is a closed-end, non-diversified management investment company that filed an election on January 25, 2005 to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended.

The Company was incorporated under the name Apollo Holdings, Inc.  In February of 2004 the Company changed its name to “GTREX, Inc.”, a company that develops web-based business to business electronic commerce, intellectual property exchange and intellectual property protection products and services. On March 12, 2004, the Company finalized an Agreement and Plan of Reorganization with GTREX-Global Travel Exchange, Inc., (hereinafter “GTEI”), the Agreement provided that  (i) GTREX shall acquire all of the issued and outstanding shares of GTEI in exchange solely for the same number of shares of GTREX's authorized but unissued common stock in a share for share exchange (the "Exchange"); (ii) the Exchange shall qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, and related sections thereunder; and (iii) the Exchange shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended (the "Act").  On February 5, 2005 the Company changed it name to “GTREX Capital, Inc.”

Investment Strategy

GTREX Capital, Inc. intends to make strategic investments in developing companies with perceived growth potential.  The Investment Committee has adopted a charter wherein these two criteria are weighed against other criteria including strategic fit, investment amount, management ability, etc.  In principle, the Company will prefer to make equity investments in companies where it can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company.  As a BDC, we are required to make available managerial assistance to those eligible portfolio companies in which we invest.  Given the nature of our investments, we anticipate having to provide significant managerial assistance to the majority of our investments.  As a result, we may incur higher general and administrative expenses that typical.  We anticipate being able to recover a portion of these costs by charging management fees to our portfolio investments.

In addition, the Company may also invest in debt instruments including bonds, convertible debentures or lines of credit.  Surplus assets may be invested in certificates of deposit or money market funds.   As a Business Development Company, the Company is required to have at least 70% of its assets in “eligible portfolio companies”, which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.  It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.  Assets in excess of 70% may be invested at the discretion of the Board of Directors.  Such investments may include stocks, bonds or debentures of companies trading on a national exchange, loans to or equity purchases from international companies, or investments in CD’s or money market funds.

The Company will concentrate its investments in the travel industry.  The Company will therefore endeavor to maintain at least 80% of its portfolio with this industry segment.

The Company’s Board of Directors can change the investment criteria without shareholder approval; however, the Company’s portfolio focus on investments in the entertainment industry cannot be changed without shareholder consent.  We do not anticipate pooling our investment assets with other groups; however, we may co-invest in certain companies where appropriate and necessary.

Portfolio Investments

The Company presently has two portfolio investments, Global Travel Exchange, Inc. and Global Financial Exchange, Inc., of which the Company is the sole shareholder.

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

The board has arrived at the following valuation methodology for its portfolio investments:

All portfolio investments shall be carried on the books at “fair market value.”

Where market values can be readily determined via stock quotations in a reasonably liquid market, the fair market shall be based on the quoted bid price on the day of calculation.

Fair market value shall be determined on at least a quarterly basis.  Where there are material changes in portfolio operations, fair market value shall be re-examined as such material changes occur.  In the event the stock trading price is within 10% of Net Book Value, and the Company wishes to sell stock, fair market value shall be calculated on a monthly basis to ensure that stock is not sold below NBV.

Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, the Board of Directors shall analyze the following factors, where available, for determining fair market value:

▪

Total amount of the Company’s actual investment. This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

▪

Total revenues for the preceding twelve months

▪

Total revenues for the preceding five years

▪

Historic earnings before interest, taxes and depreciation for each of the past five years

▪

Estimate of likely sale price of investment

▪

Bona fide purchase offers from third parties

▪

Net assets of investment

▪

Likelihood of investment generating positive returns (going concern)

▪

Financial projections for coming 24 months

▪

Independent appraisal reports

▪

Budget to actual performance reports

The value of the loans and lines of credit shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.  In order to assess impairment of loan value, the portfolio investment’s budget to actual performance criteria shall be evaluated along with 12 month financial projections.  Additionally, where available, the Board shall review other relevant factors affecting repayment including historical cash flows, material contracts, collateral, debt maturity, alternate financing resources, etc.

As of December 31, 2005, the fair value of Global Travel Exchange, Inc. (“GTE”) has been determined to be $527,422.33 and the fair value of Global Financial Exchange (“GFE”) has been determined to be $125.82.  These values have been determined based on the following information:

GTREX purchased GTE for $100,000.  GTE issued 20,000,000 shares to GTREX in exchange for this $100,000, which represented 100% of GTE’s total equity outstanding. Subsequent to this investment, there has been no material change in the operations of GTE that would justify either increasing or decreasing fair market value.  A line credit agreement was entered into between GTREX and GTE and a total of $427,222.33 was advanced against this agreement during the fiscal year ended December 31, 2005.  GTE has not generated any profits but has started to generate revenues.  GTE also has pending contracts for connectivity that will generate additional revenues in the coming year.  The board estimates that over $1,000,000 will be generated from these sales and contracts in the coming year and therefore the board feels that the investment and line of credit extended is not impaired and assigns the fair value based on the amount invested and extended on the line of credit as of the year ending December 31, 2005.

GFE was established as an additional portfolio company and cash of $125.82 was extended to GFE from GTREX during the fiscal year ended December 31, 2005 based on a line of credit agreement.  GFE has not generated any profits but has generated revenues.  It has a number of agreements to supply credit cards in the Far East and in the Middle East.  The Board feels that the line of credit extended is not impaired and assigns the fair value based on the amount extended on the line of credit as of the year ending December 31, 2005.

Based on this combined information, the value paid for the GTE asset, and the amounts advanced under a lines of credits, appear reasonable and, given the short time since acquisition and the lack of material changes in GTE and GFE operations since acquisition, no adjustment to fair market value is deemed warranted at this time.

Employees

The Company currently has one employee, Christopher Berlandier, the Company’s Chief Executive Officer, President and Chief Compliance Officer.

Compliance with the Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders.  Many of these requirements will affect us.  For example:

-

Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

-

Our periodic reports must disclose our conclusions about the effectiveness of our controls and procedures;

-

Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

-

We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder.  We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Code of Ethics, Audit Committee Charter and Investment Committee Charter

The Board of Directors of the Company adopted a Code of Ethics, an Audit Committee Charter and an Investment Committee Charter.

The Code of Ethics in general prohibits any officer, director or advisory person (collectively,  "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof,  (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company.  The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security. GTREX Capital, Inc.’s code of ethics is filed as an exhibit to this Form 10-K.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of its activities to the Board.  Such responsibilities shall include but not be limited to the selection, and if necessary the replacement of, the Company's independent auditors; the review and discussion with such independent auditors and the Company's internal audit department  (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-K. GTREX Capital Inc.’s audit committee charter is filed as an exhibit to this Form 10-K.

 The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies on behalf of the Board and shall report the results of their activities to the Board.  Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies. GTREX Capital, Inc.’s investment committee charter is filed as an exhibit to this Form 10-K.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company and its portfolio investments, Global Travel Exchange, Inc. and Global Financial Exchange, Inc., currently occupy one location, the corporate headquarters located at 65 Enterprise Drive, Aliso Viejo, California  92590.  The term of the present lease expires on March 1, 2007.  The monthly rent is $5,906, of which, the Company incurs $200 and the portfolio companies incur the remaining $5,706.

The Company believes that its current facilities and equipment are generally well maintained and in good condition and are adequate for its present and foreseeable needs.

ITEM 3.

LEGAL PROCEEDINGS

GTREX, Inc was named a defendant in a case entitled Mark Aronson V. GTREX, Inc. The plaintiff sued GTREX along with thousands of companies for putting out spam. Although the Company does not arrange or send out any mail it chose not to defend itself because the legal cost had potential to cost more than the potential judgment. Judgment was awarded to the plaintiff in the amount of $9,300.00, which has been recorded as a liability in the accompanying financial statements. The Company has no intention of paying this amount but there is always the possibility that it may have to be paid.

Other than listed above, GTREX Capital, Inc. or any of its officers or directors is not a party to any material legal proceedings.

The Company’s property is not subject to any material pending legal proceedings and to the best our knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceedings against the Company.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company’s Common Stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “GRXI”. The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter from December 31, 2003 to December 31, 2005, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low	Quarterly Close
12/31/2003	.55	.09	.55
3/31/2004	10.25	.55	1.22
6/30/2004	1.20	.17	.17
9/30/2004	.20	.06	.06
12/31/2004	.04	.01	.04
3/31/2005	.039	.033	.036
6/30/2005	.015	.012	.013
9/30/2005	.010	.008	.009
12/31/2005	.007	.007	.007

Holders of record

As of December 31, 2005 there were approximately 123 shareholders of the Company’s common stock.

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

During the year ended December 31, 2005 the Company issued 86,200,000 shares of common stock exempt from registration under regulation E for the conversion of $416,000 of convertible debentures.  The Company also issued 247,144,782 shares of common stock exempt from registration under regulation E for cash of $381,082.  The Company placed 260,600,000 of these shares into an escrow account, in the name of Sequoia International, these shares are voted by the Company’s board of directors and cannot be resold while in escrow.  In addition, the Company issued 500,000 shares of restricted common shares for $2,500 cash.

Subsequent to the year ending December 31, 2005, the Company entered into an escrow agreement to acquire all of the outstanding shares of Global Travel Partners, a Nevada corporation that owns 100% of AsiaWorld Travel Vancouver, Ltd., and Dominion Pacific Travel, two British Columbia based travel companies.  Under terms of its Letter of Agreement, GTREX Capital is acquiring these two companies for a total of 800 million shares of restricted common stock and long-term notes.  The stock has been issued and is being held in escrow pending the close of the transaction.  If the agreement is not closed the stock will be returned and the stock issuance cancelled.

ITEM 6.

SELECTED FINANCIAL DATA

Financial Position as of December 31:
	2005	2004	2003	2002	2001
Total asset	$546,798	$29,233	$435,323	$35,358	$3,178
Total liabilities	$139,816	$81,155	$11,056	$29,217	$49,694
Net assets	$406,982	($51,922)	$424,267	$6,141	($46,516)
Net asset value per outstanding share	.001	(.002)	.05	.002	(.012)
Shares outstanding, end of fiscal year	356,653,582	23,358,800	8,419,400	4,832,108	4,000,000

Operating Data for year ended December 31(1):
	2005	2004	2003	2002	2001
Total investment income	$12,218	-0-	-0-	-0-	-0-
Total expenses	$583,557	($776,807)	($3,017)	$128,764	$57,516
Net operating (loss) income	($1,795,321)	($776,807)	$3,017	($128,764)	($57,516)
Total tax expense (benefit)	-0-	-0-	-0-	-0-	-0-
Stock Dividends	-0-	-0-	-0-	-0-	-0-

(1) The Company began operating as a Business Development Company on January 25, 2005, all prior period figures are based on prior operations.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

OVERVIEW

On January 25, 2005, the Company’s Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies” which are loosely defined as any domestic company that is not publicly traded or has assets of less than $4 million.

In January 2005, management recognized a deficiency in liquidity. Such deficiency has been noted in the notes to the financial statements and the audit opinion of the Form 10-K for the period ending December 31, 2004 filed with the Securities Exchange Commission on May 16, 2005.  To remedy this situation, the Board of Directors authorized management to file Form 1-E with the Commission notifying it of the Company’s intent to sell up to $5 million of the Company’s common stock under a Regulation E exemption.

GTREX Capital, Inc. presently has two portfolio investments: Global Travel Exchange, Inc. and Global Financial Exchange, Inc.  Management anticipates making additional portfolio investments as opportunities present themselves in the coming year.

Currently, there are no commitments for material expenditures. It should be noted the Company’s auditors Chisholm, Beirwolf & Nilson have expressed in their audit opinion letter there is substantial doubt about the Company’s ability to continue as a going concern.

Managerial Assistance

As a business development company we will offer and provide upon request managerial assistance to certain of our portfolio companies.  As defined under the 1940 Act, managerial assistance means providing “significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.”

Management Agreement

On January 1, 2005, the Company entered into a management agreement with Javeli8n Advisory Group, Inc., to furnish the Company with clerical and record keeping services.  Javelin Advisory Group, Inc. will perform or oversee the performance of the Company’s required administrative services.  These services will eliminate virtually all overhead costs and free up present staff to concentrate on revenue generating activities. The Company is currently on a month to month basis with Javelin Advisory Group and has not renewed this management agreement.

RESULT OF OPERATIONS

Operating Expenses

Operating expenses were $583,557 for the 12 months ended December 31, 2005 compared to operating expenses of $346,860 for the year ended December 31, 2004. The operating loss is primarily interest expense due to the beneficial conversion feature of convertible debentures.

For the year ended December 31, 2005 the Company had a net loss of $1,795,321 compared to a net loss of $776,807 for the year ended December 31, 2004.  Of this amount $1,223,982 was recorded in conjunction with the sale of the Company’s common stock sold at a discount to market.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of December 31, 2005 the Company had $139,816 in current liabilities which exceeded current assets by $120,366.  The Company has accumulated $4,882,965 of net operating losses through December 31, 2005 which may be used to reduce taxes in future years through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  Management believes the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries.   In the event the Company is unable to do so and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

ITEM 7A.  QUAANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.  In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the 2005 fiscal year was $1,795,321 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

Our December 31, 2005 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Prior to this offering there has been a limited public market for our common stock and there can be no assurance an active trading market for our common stock will develop.  This could adversely affect our shareholders' ability to sell our common stock in short time periods or possibly at all.  Our common stock has experienced and is likely to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  We also believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

There is no Assurance of Continued Public Trading Market and Being a Low Prices Security may Affect the Market Value of Our Stock

To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

- the bid and offer price quotes in and for the "penny stock," and the number of shares to which the quoted prices apply,

- the brokerage firm's compensation for the trade, and

- the compensation received by the brokerage firm's sales person for the trade.

In addition, the brokerage firm must send the investor:

- a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account, and

- a written statement of the investor's financial situation and investment goals.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

There can be no assurance we will have market makers in our stock. If the number of market makers in our stock should decline, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Christopher Berlandier, our Chief Executive.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Berlandier

Delaware Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company.  As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Our Portfolio of Investments is Non-Diversified

The Company is a non-diversified company. As a result, if Global Travel Exchange, Inc. or Global Financial Exchange, Inc. fails to perform as expected, our financials results could be more negatively affected and the magnitude of the loss could be more significant than if we had multiple investments to spread the risk. At present, our portfolio investments consist of two investments, Global Travel Exchange, Inc. and Global Financial Exchange, Inc.

Global Travel Exchange, Inc. is a supplier of direct access technology and its future is dependent on completing connectivity software and finalizing agreements in the travel industry. Global Financial Exchange, Inc. is in the early stages of becoming a provider of prepaid debit cards on a worldwide basis.

Our Expenses exceed investment income

Our operating expenses have exceeded investment income, which could affect our ability to continue as a going concern.  To maintain operations we will need to borrow money or raise additional capital to fund our ongoing operating expenses. We cannot be assured that that financing whether from external sources or related parties will be available, or if available, on favorable terms.  Also the sale of our common stock to raise capital may cause dilution to our existing shareholders.    It may also cause our stock price to decline or, if we are not successful in raising additional capital, we would need to curtail business operations, or cease to continue as a going concern.

RISKS RELATED TO OUR OPERATION AS A
BUSINESS DEVELOPMENT COMPANY

We May Change Our Investment Policies Without Further Shareholder Approval

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate.  We may make investments without shareholder approval and such investments may deviate significantly from our historic operations.  Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

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

Investing in Private Companies Involves a High Degree of Risk

Our portfolio will consist of primarily long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.  There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions.  In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

Our Portfolio of Investments are Recorded at Fair Value as Determined in Good Faith by our Board of Directors, as a result, there is uncertainty regarding the value of our Portfolio Investment. Illiquid

There is uncertainty regarding the value of our portfolio investments. At December 31, 2005, portfolio investments recorded at fair value were approximately 96% of our total assets. Pursuant to the requirements of the 1940 Act, we value all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has appreciated in value. Without a readily available market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Our net asset value could be affected if our determination of the fair value of our investments is materially different than the value that we ultimately realize.

We will adjust quarterly the valuation of our portfolio to reflect the board of directors' determination of the fair value of each investment in our portfolio.  Any changes in estimated fair value will be recorded in our statement of operations as "Net unrealized gains (losses)."

Our Common Stock Price May be Volatile

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

        -

Price and volume fluctuations in the overall stock market from time to time;

        -

Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

        -

Volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or Leaps, or short trading positions;

        -

Changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

        -

Actual or anticipated changes in our earnings or fluctuations in our operating results;

        -

General economic conditions and trends; or

        -

Departures of key personnel

Our Expenses Exceed Investment Income

Our operating expenses have exceeded investment income, which could affect our ability to continue as a going concern. To date we have reported minimal returns from our investments.  We have funded our investments from raising capital, which causes additional dilution to shareholders.

We May Not Have Adequate Resource to Comply with Rules and Provisions

The Company’s size and capital resources may have an effect on its ability to adequately comply with the Investment Company Act of 1940. Specifically, the Company is required to maintain a fidelity bond and additional internal controls, employ a chief compliance officer and remain current on all 1933 and 1934 Act filings. If the cost of compliance becomes prohibitive, we may fall out of compliance or unwittingly violate sections of the 1940 Act. Failure to comply with the 1940 Act may affect our ability to continue as a going concern.

ITEM 8.

FINANCIAL STATEMENTS

See the financial statements annexed to this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of March 31, 2006 are as follows:

Name	Age	Position
Christopher Berlandier	37	Chairman, Chief Executive Officer, President and Chief Compliance Officer
Kenneth C. Wiedrich	59	Chief Financial Officer and Secretary
James Bickel	65	Director and Director of Operations
Robert McCoy	57	Director*
Gary Nerison	70	Director*
Douglas Perkins	53	Director*
* Denote independent director

The business experience of each of the persons listed above is as follows:

Christopher Berlandier, Chief Executive Officer, President, Chief Compliance Officer and Director - Mr. Berlandier is an experienced entrepreneur in technology and system services companies. With his rich business and information technology background, over the last fifteen years, Mr. Berlandier has initiated and led to growth of several software consulting and product development companies. As founder, CEO, CTO he led the creation and development of Secure Software Inc. that provides corporations and government entities with a portable and scalable collaborative security software solution that is efficient, cost-effective and maintenance free. Mr. Berlandier was awarded Congressional Medal of merit for Small Business Contribution to the community and was appointed to the National Business Advisory Council. Mr. Berlandier studied computer science and business administration at Long Beach State University.

Ken Wiedrich, CFO and Secretary -  Mr. Wiedrich has over 38 years of experience in operational accounting and finance functions in a variety of businesses within the service, construction and manufacturing industries. Mr. Wiedrich has experience with government cost accounting methods and all related government acquisition regulations. In his capacity as the Chief Financial Officer for RI-Tech, Inc. from 1989 to 1998, he was responsible for the day to day administrative functions of the company, as well as all accounting and financial aspects of the business. From 1998 to 2003 Mr. Wiedrich was an independent insurance inspector providing personal lines loss-control inspections including replacement cost analysis for Inspection service companies.  From 2003 to 2006, Mr. Wiedrich has served as Controller for Javelin Advisory Group, Inc.  Mr. Wiedrich currently serves as Chief Financial Officer and Secretary for GTREX Capital, Inc., and Chief Financial Officer and Secretary of CLX Investment Company, Inc., as well as the Chief Financial Officer and Secretary of S3 Investment Company, Inc.

James Bickel, Director of Operations and Director – Mr. Bickel has over 40 years’ experience in sales and senior management positions with manufacturing based companies: as the president of Allison Spring and Manufacturing (1968-1973), Bicor Machinery and Manufacturing (1974-1979), and Keel Corporation (1980-1986), all California based manufacturing companies of high tech metal parts and assemblies. From 1986 through 2002 Mr. Bickel served as vice president of Uniglobe USA and president of Uniglobe Midpacific assisting in building a national travel franchise system with over 900 locations and later built golf retail franchise system. Since 2002 Mr. Bickel has acted as vice president and secretary of World Health and Education Foundation and as vice chairman of MedChannel LLC, a medical device company serving radiology and surgical markets.  Mr. Bickel currently serves as Chief Executive Officer and President of S3 Investment Company, Inc. and serves on the Board of Directors of CLX Investment Company, Inc.

Robert McCoy, Independent Director – Mr. McCoy is an experienced senior executive.  As president of Marquis Elevator, Inc. from 1975 to 1990, he built and then later sold the largest independent elevator company in Nevada.  Subsequent to selling Marquis Elevator, Mr. McCoy was the General Manager of Canyon Investments, Inc. in Las Vegas Nevada from 1990 to 1996.  From 1996 until 2001, Mr. McCoy served as Facilities Manager for the Church of Jesus Christ of Latter Day Saints, responsible for 487,000 square feet of facilities in the Las Vegas area.  Mr. McCoy is a graduate of the University of Tennessee.  Mr. McCoy is presently retired and also serves on the Board of Directors of CLX Investment Company, Inc.

Gary Nerison, Independent Director – Mr. Nerison is an experienced entrepreneur in commercial real estate and loan brokerage companies. With his rich business commercial real estate background, over the last 36 years, Mr. Nerison has initiated and led to growth several commercial real estate and loan brokerage companies. In 1998, he founded a loan brokerage firm placing venture loans for new business, which he still currently manages.  Since 2002, he has been the Co-founder and President of World Health and Education Foundation, a charitable organization.  Mr. Nerison attended Augustana College in Sioux Falls, South Dakota with Major in Economics.  Mr. Nerison also serves on the Board of Directors of S3 Investment Company, Inc.

Douglas Perkins, Independent Director - Mr. Perkins is an experienced manager and entrepreneur, with a strong background in franchise licensing. Mr. Perkins is currently the Franchise Licensing Director for Fantastic Sams Northern California Region, with total responsibility for franchise sales in the 21 Central Western Coastal Counties of California, a position held since 2004. Mr. Perkins is also Co-Founder of a start-up company, Strokes Golf International, from 2000-2004 he was involved with franchise law, regulations, sales, marketing and business development. From 1991-2000 he was Director of Franchise Licensing for Uniglobe Travel, an International company with 1300 locations and 1 billion dollars in sales. During his tenure, Mr. Perkins also oversaw the operations and administrative departments, which dealt with travel agencies as large as $25,000,000 in annual travel sales. Mr. Perkins has an extensive background in the travel business and understands the operations and distribution system. In 1999 he was promoted to National Director Franchise Sales for Uniglobe Travel (USA) LLC, with 900+ travel agency locations. That same year, Mr. Perkins was presented The Lifetime Achievement Award, an honor no other person has received for franchise sales in Uniglobe Travel since its inception in 1980.

Meetings

During the year ended December 31, 2005 the Board of Directors met informally on six occasions, all actions were taken by resolution of unanimous consent in lieu of board meetings.

Compensation Of Directors

Each of our independent directors is compensated $1,000 per month for services provided as a Director.  Our independent directors received no other consideration in exchange for their services to the company, nor did they perform any service that would fall outside the scope of their duties as directors.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table contains compensation data for our named executive officers for the fiscal years ended December 31, 2005 and 2004

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation
Kailash Khanna(1)	2004	$55,600	$-0-	$-0-	--	--	--
Christopher Berlandier(2)	2004	$9,000	$-0-	$-0-	4,335,000	--	--
Christopher Berlandier	2005	$51,500	$-0-	$-0-	--	--	--
Kenneth Wiedrich(3) Secretary and Chief Financial Officer	2005	$-0-	$-0-	$-0-	--	--	--

(1) Mr. Khanna served as Chief Executive Officer January 2004 to August 2004.

(2) Mr. Berlandier was named Chief Executive Officer and President in August 2004.

(3) Mr. Wiedrich was named Secretary and Chief Financial Officer in December 2004. Mr. Wiedrich receives compensation from Javelin Advisory Group, which has an administrative service contract with the Company.  See “Management Agreement” on page 8.

Employment Contract

The Company has no employment contracts in place.

Indemnification

As permitted by the provisions of the General Corporation Law of the State of Delaware, the Company has the power to indemnify any officer or director who was or is a party to or threatens to become a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative, by reason of the fact that the officer or director of the corporation acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company.  Any such person may be indemnified against expenses, including attorneys’ fees, judgments, fines and settlements in defense of any action, suit or proceeding.  The Company does not maintain directors and officers’ liability insurance.

Compliance With Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires GTREX Capital, Inc.'s executive officers, directors, and persons who own more than ten percent (10%) of a registered class of GTREX Capital, Inc.'s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent (10%) shareholders are also required by the SEC rules to furnish GTREX Capital, Inc. with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, GTREX Capital, Inc. believes that its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended December 31, 2005, except for the following:

James Bickel filed a Form 3 report on February 15, 2006 to report ownership of 500,000 shares of GRXI’s common stock.

Kenneth Wiedrich filed a Form 3 report on February 15, 2006 to report no beneficial ownership of GRXI Capital’s stock.

Christopher Berlandier filed a Form 4 on February 23, 2006 to report ownership of 4,007,400 shares of GRXI’s common stock.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table sets forth information, to the best knowledge of the Company, as of March 31, 2006 with respect to each person known by GTREX Capital, Inc. to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name/Position Address(1)	No. of Shares Beneficially Owned	Class	Percent of Class(2)
Christopher Berlandier Chief Executive Officer, President, Chief Compliance Officer and Director	4,007,400	Common	*
Kenneth Wiedrich Chief Financial Officer and Secretary	-0-	Common	*
James Bickel Director of Operations, Director	500,000	Common	*
Robert McCoy Director	-0-	Common	*
Gary Nerison Director	-0-	Common	*
Douglas Perkins Director	-0-	Common	*
All directors and executive officers as a group ( 6 persons)	4,507,400	Common	*

(1) Unless indicated otherwise, the address for each of the above listed is c/o GTREX Capital, Inc., 65 Enterprise, Aliso Viejo, CA 92656.

(2) The above percentages are based on 1,245,199,855 shares of common stock outstanding as of March 31, 2006.

ITEM 13.

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

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2005 and reviews of the financial statements included in the Company's Forms 10-Q for fiscal 2004 were approximately $16,000 and  $13,000, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2005 and 2004 were $0 and $0, respectively.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See index to financial statements and supporting schedules.

(a)(3)

Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference to corresponding Exhibit previously filed.
3.2	Bylaws	Incorporated by reference to corresponding Exhibit previously filed.
4.1	Form of Common Stock Certificate	Incorporated by reference to corresponding Exhibit previously filed.
14	Code of Ethics adopted February 9, 2005	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99(i)	Audit Committee Charter adopted February 9, 2005	Filed herewith
99.2(ii)	Investment Committee Charter adopted February 9, 2005	Filed herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTREX Capital, Inc. /s/ Christopher Berlandier Christopher Berlandier CEO and President

Dated: April 26, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher Berlandier
Christopher Berlandier	Chairman of the Board of Directors	April 26, 2006

/s/ James Bickel
James Bickel	Director	April 26, 2006

/s/ Robert McCoy
Robert McCoy	Director	April 26, 2006

/s/ Gary Nerison
Gary Nerison	Director	April 26, 2006

/s/ Douglas Perkins
Douglas Perkins	Director	April 26, 2006

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Christopher Berlandier, certify that:

(1)   I have reviewed this annual report on Form 10-K of GTREX Capital, Inc.;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)  The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: April 26, 2006	By: /s/ Christopher Berlandier
Christopher Berlandier, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth Wiedrich, certify that:

(1)   I have reviewed this annual report on Form 10-K of GTREX Capital, Inc.;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)  The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: April 26, 2006	By: /s/ Kenneth Wiedrich
Kenneth Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GTREX Capital, Inc. (the “Company”) on Form 10-K for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Christopher Berlandier, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Christopher Berlandier

Christopher Berlandier

Chief Executive Officer

April 26, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GTREX Capital, Inc. (the “Company”) on Form 10-K for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kenneth Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth Wiedrich

Kenneth Wiedrich

Chief Financial Officer

April 26, 2006

GTREX CAPITAL, INC.

FINANCIAL STATEMENTS

December 31, 2005 and 2004

C O N T E N T S

Reports of Independent Registered Public Accounting Firm

F-3

Balance Sheets

F-4

Schedule of Investments

F-5

Changes in Net Assets

F-6

Statements of Operations

F-7

Statements of Stockholders’ Equity (Deficit)

F-8

Statements of Cash Flows

F-9

Financial Highlights

F-10

Notes to the Financial Statements

F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

GTREX Capital, Inc.

Aliso Viejo, California

We have audited the accompanying consolidated balance sheets of GTREX Capital, Inc. as of December 31, 2005 and 2004, and the related consolidated statement of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTREX Capital, Inc. as of December 31, 2005 and  2004 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has sustained significant losses from operations, has a deficit in working capital and is dependent on financing to continue operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

April 17,  2006

GTREX Capital, Inc Balance Sheets ASSETS
	December 31,	December 31,
	2005	2004
Current Assets
Cash	$19,450	$10,673
Total Current Assets	19,450	10,673
Equipment, Net	-	18,560
Investments (See Schedule)
Investments	527,348	-
Total Investments	527,348	-
Total Assets	$546,798	$29,233
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	91,171	59,574
Accrued Interest Payable	9,585	1,581
Notes Payable	39,060
Convertible Debentures	-	20,000
Total Current Liabilities	139,816	81,155
Total Liabilities	139,816	81,155
Stockholders' Equity (Deficit)
Preferred Stock, Authorized 30,000,000 Shares, $0.0001 Par Value, 100,000 and 0 Shares Issued and Outstanding respectively	10	-
Common Stock, Authorized 5,000,000,000 Shares, $0.0001 Par Value, 356,653,582 and 23,358,800 Shares Issued and Outstanding respectively	35,665	2,336
Additional Paid in Capital	5,254,272	3,033,387
Retained Deficit	(4,882,965)	(3,087,645)
Total Stockholders' Equity (Deficit)	406,982	(51,922)
Total Liabilities and Stockholders' Equity	$546,798	$29,233

Net Asset Value	$0.001	$(0.002)
The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Schedule of Investments
December 31, 2005

EQUITY INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value	Affiliation

Global Travel Exchange, Inc.	e-Travel	100%	$100,000	$100,000(1)	yes
Total Investment			$100,000	$100,000

COMMERCIAL LOANS:
Company	Description of Business	Percent Ownership	Type of Credit	Fair Value	Affiliation

Global Travel Exchange, Inc.	e-Travel	100%	Credit Line	$427,222(2)	yes
Global Financial Exchange, Inc.	credit card	100%	Credit Line	126	yes
Total Loans				$427,348
Total Investment and Loans (See Note 3)				$527,348

(1)

The Company has 20,000,000 shares of Global Travel Exchange common stock. This stock is restricted and there is no readily available market quotation for determining the value of such stock. See Note 3 for valuation criteria and procedures.

(2)

As of December 31, 2005, the Company had advanced Global Travel Exchange $427,222 under an operating line of credit.

The aggregate amount of credit shall not extend $1,000,000. The line of credit bears interest at an eight percent (8%) per annum and the principal and interest is due on August 1, 2008.  Repayment will commence when GTE's income exceeds $25,000 per month.

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Statements of Changes in Net Assets

	For the twelve months ended
	December 31,
	2005	2004

OPERATIONS:
Net investment loss	$(571,339)	$(697,939)
Income from discontinued operations	-	(78,868)
Net realized and unrealized gain (loss) on investment transactions	(1,223,982)	-

Net decrease in net assets resulting from operations	(1,795,321)	(776,807)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	2,254,225	300,618

NET INCREASE (DECREASE) IN ASSET VALUE	461,304	(476,189)

NET ASSETS:
Beginning of Period	(51,922)	424,267

End of Period	$409,382	$(51,922)

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc. Statement of Operations
	For the Twelve Months Ended December 31,
	2005	2004	2003
Investment Revenue	$-	$-	$-
Interest Income	12,218	-	-
Total Revenues	12,218	-	-
Operating Expenses
General & Administrative	50,507	95,371	-
Administrative fees	127,121	116,272	-
Consulting	27,500	75,850	-
Investor relations	32,625	-	-
Interest expense	240,245	19,971	-
Professional fees	105,559	39,396	-
Total Operating Expenses	583,557	346,860	-
Net Operating Loss	(571,339)	(346,860)	-
Other Income (Expense)
Discount on stock sales	(1,223,982)	-	-
Debt forgiveness	-	-	66,444
Total Other Income	(1,223,982)	-	66,444
LOSS FROM CONTINUING OPERATIONS	(1,795,321)	(346,860)	66,444
Non BDC expenses incurred prior to BDC Election	-	(429,947)	(63,427)
Income Tax Expense	-	-	-
Net Loss	$(1,795,321)	$(776,807)	$3,017
Net Loss Per Share	$(0.01)	$(0.05)	$(0.000)
Weighted Average Shares Outstanding	137,266,871	15,820,970	8,419,400

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, December 30, 2003		$ -	8,419,400	$ 842	$ 2,734,263	$ (2,310,837)
Warrants exchanged for shares			400,000	40
Merger and recapitalization, March 2004			7,937,068	793	(70,915)
Common stock issued for cash, June & Sept, 2004			1,467,332	147	247,853
Common stock issued for services, December 2004			5,135,000	514	102,186
Beneficial conversion expense related to convertible debentures					20,000
Net loss for period ended December 31, 2004						(776,807)
Balance, December 31, 2004		-	23,358,800	2,336	3,033,387	(3,087,644)
Stock issued on conversion of debentures, February through December, 2005			86,200,000	8,620	417,380
Beneficial conversion expense related to convertible debentures					230,660
Preferred stock issuable in exchange for common stock	10,000,000	1,000	(5,000,000)	(500)	(500)
Stock issued for cash			247,644,782	24,764	348,818
Cancellation of preferred stock and issuance of restricted common (See Note 5,6)	(9,900,000)	(990)	4,450,000	445	545

Discount on stock sale	-	-	-	-	1,223,982	-

Net Loss for period ended December 31, 2005						(1,795,321)
Balance, December 31, 2005	100,000	$ 10	356,653,582	$ 35,665	$ 5,254,272	$ (4,882,965)
The accompanying notes are an integral part of these financial statements.

GTREX CAPITAL, INC. Statements of Cash Flows

	For the Twelve	For the Twelve	For the Twelve
	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Cash Flows from Operating Activities:
Net loss	$(1,795,321)	$(776,807)	3,017
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation	-	4,482	717
Intercompany rent	2,400	-	-
Beneficial conversion expense	230,660	20,000	-
Discount on stock sale	1,223,982	-	-
Reverse merger adjustment	-	(110,799)	-
Common stock issued for services	-	102,700	-
Warrants exercised for services	-	40,000	-
Loss on disposition of assets	-	78,868	-
Changes in Operating Assets and Liabilities:
Increase in prepaid expense	-	3,141	(3,141)
Increase (Decrease) in accrued liabilities	8,004	(9,475)	11,056
Increase in notes payable	39,060	-	-
Increase in accounts payable	31,597	59,574	(130,000)
Net cash used by operating activities	(259,617)	(588,316)	(118,351)
Cash Flows from Investing Activities:
Investment in software development	-	-	(42,367)
Investment in portfolio companies	(511,188)	-	(19,543)
Net cash used by investing activities	(511,188)	-	(61,910)
Cash Flows from Financing Activities:
Common stock issued for cash	373,582	248,000	511,250
Proceeds from issuing convertible debentures	406,000	20,000	-
Net Cash from Financing Activities	779,582	268,000	511,250
Increase (Decrease) in Cash	8,777	(320,316)	330,989
Cash and Cash Equivalents at Beginning of Period	10,673	330,989
Cash and Cash Equivalents at End of Period	$19,450	$10,673	330,989
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash Investing and Financing Activities:
Conversion of note payable and accrued interest into common stock	$-	$-	$49,600
Acquisition of platform development recorded as an accrued liability	$-	$-	$40,000
Stock issued on conversion of debentures	$426,000	$-
Transfer of assets to portfolio company	$23,042	$-

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Financial Highlights

Per Unit Operating Performance:
	Twelve Months Ended
	December 31,
	2005	2004
NET ASSET VALUE, BEGINNING OF PERIOD	$(.000)	$.018
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(.002)	(.03)
Net realized and unrealized gain (loss) on investment transactions	(.003)	-
Income from discontinued operations	-	(.003)

Total from investment operations	(.005)	(.015)

Net increase in net assets resulting from stock sales	.006	.013

NET ASSET VALUE, END OF PERIOD	$.001	$(.002)

TOTAL NET ASSET VALUE RETURN(1)	883,83%	(111.11%)

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$406,982	$(51,922)
Ratios to average net assets:
Net expenses	444.13%	668.04%
Net investment loss	(441.13%)	(668.04%)
Portfolio Turnover Rate	-	-

(1) Total net asset value return included the increase in assts resulting from the sale of stock. Had the sale of stock, and the resulting proceeds from such sale been excluded, the Total Asset Value return would have been (1,318.77%) in 2005 and (183.33%) in 2004.

The accompanying notes are an integral part of these financial statements.

GTREX CAPITAL, INC.

Notes to the Financial Statements

December 31, 2005 and 2004

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of GTREX Capital, Inc. and its portfolio companies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization and Business Activities

During the year ended December 31, 2005, GTREX, Capital Inc., (‘the Company or GRXI”) was a closed-end, non-diversified management investment company reporting under the Investment Company Act of 1940 as a “Business Development Company”. GTREX Capital, Inc. was incorporated under the laws of the state of Delaware.  It was originally incorporated with the name of Apollo Holdings, Inc. and was engaged in the business of creating anti-piracy software. The Company abandoned the original business plan due to difficulties faced by the Company in creating sustainable business in both our business models relating to anti-piracy software services that was offered to corporations with digital assets and the competition in web-based business-to-business intellectual property exchanges.  The Company sought other business opportunities and in March of 2004 completed a merger with GTREX - Global Travel Exchange, Inc. a privately held Delaware Corporation that was incorporated on June 14, 1999 to engage in the travel and tourism business. The Company, in anticipation of the merger, changed its name from Apollo Holdings, Inc to GTREX, Inc on February 24, 2004. The Company exchanged 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company of which 7,942,068 shares have been issued.  The reorganization was recorded as a reverse acquisition using the purchase method of business combination.  In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of GTREX- Global Travel Exchange, Inc.  The shares issued to the shareholders of Global Travel Exchange, Inc have been stated retroactively, as though a 3 for 1 stock split occurred.  The reverse merger adjustment is therefore all the shares held by the GTREX Inc. shareholders prior to the acquisition.

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

At the year ended December 31, 2005, the Company had two portfolio companies, Global Travel Exchange, Inc., a Nevada corporation and Global Financial Exchange, Inc., a Nevada corporation.  Global Travel Exchange, Inc. is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them.

During the third quarter of 2005, Global Travel Exchange, Inc. initiated a debit card business as an off-shoot of the direct connect travel business. In the fourth quarter of 2005, a new Company Global Financial Exchange, Inc., was formed as a portfolio investment to handle all of the transactions for the debit card business.  No money was invested in Global Financial Exchange, Inc.  It will be a credit line investment only.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Revenue Recognition

The Company recognizes income and expense on the accrual basis of accounting.  As a business development company, the Company will recognize revenues from several sources. Management fees will be recognized when earned, dividends from portfolio investments will be recognized when declared and interest income on loans to portfolio companies will be accrued and compounded quarterly. Increases and decreases in the market value of the Company's portfolio investments will be recognized as unrealized gains or losses until the time of disposition.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

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

Fixed Assets

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets which range from five to seven years.  The Company transferred all of its equipment to its portfolio company, Global Travel Exchange, Inc.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share is not presented since there are no common stock equivalents.

	2005	2004	2003
Loss from operations	$(1,795,321)	$(346,866)	$66,444
Profit (Loss) from discontinued operations	$-	$(429,947)	$(63,427)
Loss per share
Loss from operations	$(0.01)	$(0.02)	$0.01
Loss from discontinued operations	-	(0.03)	(0.01)
Total loss per share	$(0.01)	$(0.05)	$0.00
Weighted Average Number of Shares Outstanding	137,266,871	15,820,970	8,419,400

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

	2005	2004
Deferred tax sssets:
NOL Carryover	700,000	325,292
Deferred tax liabilities
Valuation allowance	(700,000)	(325,292)
Net deferred tax asset	$-	$-

At December 31, 2005, the Company had net operating loss carryforwards of approximately $1,657,000 that may be offset against future taxable income from the years 2006 through 2026.  No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The components of current income tax expense as of December 31, 2005 and 2004, respectively are as follows:

	As of December 31,
	2005	2004

Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(374,708)	(263,840)
Change in valuation allowance	374,708	263,840
Income tax expense	$-	$-

Recent Accounting Pronouncements

During the year ended December 31, 2005, the Company adopted the following accounting pronouncements:

SFAS No. 123 (Revised 2004) -- In December 2004, FASB issued a revision to SFAS 123 “Share-Based Payment”. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The adoption of this revision did not have a material impact on the Company’s financial statements.

SFAS No. 154 -- In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by HP in the first quarter of fiscal 2007. HP is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

SFAS No. 153 -- In December 2004, FASB issued SFAS 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not have any impact on the Company’s financial statements.

SFAS No. 152 -- In December 2004, FASB issued SFAS 152 “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67”. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 152 will have any impact on the Company’s financial statements.

SFAS No. 151 -- In November 2004, the FASB issued SFAS 151 “Inventory Costs—an amendment of ARB No. 43”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have any impact on the Company’s financial statements.

During the year ended September 30, 2004, the Company adopted the following Emerging Issues Task Force Consensuses:  EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”, EITF Issue No. 01 –8 “ Determining Whether an Arrangement Contains a Lease”, EITF Issue No. 02-3 “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities”, EITF Issue No. 02-9 “Accounting by a Reseller for Certain Consideration Received from a Vendor”, EITF Issue No. 02-17,  “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”,  EITF Issue No. 02-18 “Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition”, EITF Issue No. 03-1, “The Meaning of Other Than Temporary and its Application to Certain Instruments”, EITF Issue No. 03-5, “Applicability of AICPA Statement of Position 9702, ‘Software Revenue Recognition’ to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software”, EITF Issue No. 03-7, “Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock”, EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.  These newly issued accounting pronouncements had no effect on the Company’s current financial statements and did not impact the Company.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from its inception through December 31, 2005.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

The Company has multiple targeted portfolio investments in various stages of negotiation and closing.  A letter of intent has been executed with Global Travel Partners, Inc., with the closing of such acquisition expected early May 2006.  This acquisition, together with the other anticipated transactions for 2006, should enable GTREX to sustain its operations based on operational cash flow.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2005 and 2004 consist of the following:

	2005	2004

Office furniture and Equipment	$-	$23,042
less accumulated depreciation	-	(4,482)

Equipment, net	$-	$18,560

Office furniture and equipment are depreciated on straight-line basis over the estimated useful life of 5 to 7 years. Total depreciation expense was recorded as $0 and $4,482 for the years ended December 31, 2005 and 2004, respectively.

During the year ended December 31, 2005 the Company transferred all of its equipment to its portfolio company, Global Travel Exchange, Inc.

NOTE 4 – VALUATION OF PORTFOLIO INVESTMENTS

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

The board has arrived at the following valuation methodology for its portfolio investments:

All portfolio investments shall be carried on the books at “fair market value.”

Where market values can be readily determined via stock quotations in a reasonably liquid market, the fair market shall be based on the quoted bid price on the day of calculation.

Fair market value shall be determined on at least a quarterly basis.  Where there are material changes in portfolio operations, fair market value shall be re-examined as such material changes occur.  In the event the stock trading price is within 10% of Net Book Value, and the Company wishes to sell stock, fair market value shall be calculated on a monthly basis to ensure that stock is not sold below NBV.

Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, the Board of Directors shall analyze the following factors, where available, for determining fair market value:

▪

Total amount of the Company’s actual investment. This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

▪

Total revenues for the preceding twelve months

▪

Total revenues for the preceding five years

▪

Historic earnings before interest, taxes and depreciation for each of the past five years

▪

Estimate of likely sale price of investment

▪

Bona fide purchase offers from third parties

▪

Net assets of investment

▪

Likelihood of investment generating positive returns (going concern)

▪

Financial projections for coming 24 months

▪

Independent appraisal reports

▪

Budget to actual performance reports

The value of the loans and lines of credit shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.  In order to assess impairment of loan value, the portfolio investment’s budget to actual performance criteria shall be evaluated along with 12 month financial projections.  Additionally, where available, the Board shall review other relevant factors affecting repayment including historical cash flows, material contracts, collateral, debt maturity, alternate financing resources, etc.

As of December 31, 2005, the fair value of Global Travel Exchange, Inc. (“GTE”) has been determined to be $527,422.33 and the fair value of Global Financial Exchange (“GFE”) has been determined to be $125.82.  These values have been determined based on the following information:

GTREX purchased GTE for $100,000.  GTE issued 20,000,000 shares in exchange for this $100,000.  A line credit agreement was entered into between GTREX and GTE and a total of $427,222.33 was advanced against this agreement during the fiscal year ended December 31, 2005.  GTE has not generated any profits but has started to generate revenues.  GTE also has pending contracts for connectivity that will generate additional revenues in the coming year.  The board estimates that over $1,000,000will be generated from these sales and contracts in the coming year and therefore the board feels that the investment and line of credit extended is not impaired and assigns the fair value based on the amount invested and extended on the line of credit as of the year ending December 31, 2005.

GFE was established as an additional portfolio company and cash of $125.82 was extended to GFE from GTREX during the fiscal year ended December 31, 2005 based on a line of credit agreement.  GFE has not generated any profits but has generated revenues.  It has a number of agreements to supply credit cards in the Far East and in the Middle East.  The Board feels that the line of credit extended is not impaired and assigns the fair value based on the amount extended on the line of credit as of the year ending December 31, 2005.

Based on this combined information, the value paid for the GTE asset, and the amounts advanced under a lines of credits, appear reasonable and, given the short time since acquisition and the lack of material changes in GTE and GFE operations since acquisition, no adjustment to fair market value is deemed warranted at this time.

NOTE 5 – CONVERTIBLE DEBENTURES

During the fiscal year ended December 31, 2004 the Company raised $20,000 of operating capital in the form of convertible debentures and recorded a beneficial conversion expense of $20,000 for the period.  The debentures had terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.   All convertible debentures were convertible at the option of the holder or the Company and automatically convert into common stock in the event of bankruptcy or liquidation.

During the fiscal year ended December 31, 2005 the Company raised $396,000 of operating capital in the form of convertible debentures and recorded a beneficial conversion expense of $396,000 for the period.   The debentures had terms of 180d days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.   All convertible debentures were convertible at the option of the holder or the Company and automatically convert into common stock in the event of bankruptcy or liquidation.

Subsequent to the issuance of the convertible debentures, the Commission informed the Company that the debentures were issued in violation of section 61 of the 1940 act since, among other things, (i) the issuance of the debentures had not been approved by shareholders, and (ii) the debentures were convertible at a discount to market.  The Company discontinued issuing any new debentures and converted all outstanding debentures to common stock.  During the year ended December 31, 2005 the Company converted $416,000 of convertible debentures into 71,200,000 shares of common stock.

NOTE 6 – STOCK TRANSACTIONS

During the fiscal year ended December 31, 2004 the Company had a stock split of 11-1 and a subsequent retirement of stock resulting in the net issuance of 4,032,292 shares of common stock.  The Company’s merger with GTREX during the fiscal year ended December 31, 2004 resulted in the issuance of 7,937,068 shares of common stock. Also between June and December of 2004, prior to becoming an investment company the company issued 5,135,000 shares for common stock for services rendered.

During the year ended December 31, 2005 the Company issued 86,200,000 shares of common stock exempt from registration under regulation E for the conversion of $416,000 of convertible debentures.  The Company also issued 247,144,782 shares of common stock exempt from registration under regulation E for cash of $381,082, these shares were sold at an approximate discount of 44% to market and a $1,223,982 expense has been recorded in conjunction with the sale. The Company placed 260,600,000 of these shares into an escrow account, in the name of Sequoia International, these shares are voted by the Company’s board of directors and cannot be resold while in escrow.  In addition, the Company issued 500,000 shares of restricted common shares for $2,500 cash.

On July 1, 2005, the Board of Directors unanimously voted that it would be in the best interest of the Company to cancel the Series A Preferred Stock. The Company authorized the issuance of 100,000 shares of Series B Preferred Stock to Christopher Berlandier in exchange for 100,000 shares of the Company’s Series A Preferred Stock which were returned to the Company’s treasury for cancellation.  The Company also authorized the issuance of 4,450,000 shares of the Company’s restricted common stock in exchange for 4,450,000 shares of Company’s Series A Preferred Stock which were returned to the Company’s treasury for cancellation. The Company also authorized the issuance of 5,450,000 shares of Series A Preferred Stock of GTREX’s portfolio company, Global Travel Exchange, Inc. in exchange for 5,450,000 shares of GTREX’s Series A Preferred Stock which were returned to the Company’s treasury for cancellation.  Global Travel Exchange was advised by legal counsel that it was in their best interest to cancel the Series A Preferred Stock, subsequent to the year ending December 31, 2005 all of the Series A Preferred Stockholder surrendered their shares.  As a result of the foregoing transactions, neither the Company nor its portfolio investments has any class or series of preferred stock issued and outstanding other than 100,000 shares of GTREX Series B Preferred Stock.

NOTE 7 – AFFILIATE AND RELATED PARTY TRANSACTIONS

Office Space

The Company and its portfolio investments, Global Travel Exchange, Inc. and Global Financial Exchange, Inc., currently occupy one location, the corporate headquarters located at 65 Enterprise Drive, Aliso Viejo, California  92590.  The term of the present lease expires on March 1, 2007.  The monthly rent is $5,906, of which, the Company incurs $200 and the portfolio companies incur the remaining $5,706.

Management Agreement

On January 1, 2005, the Company entered into a management agreement with Javelin Advisory Group, Inc., to furnish the Company with clerical and record keeping services.  Javelin Advisory Group, Inc. will perform or oversee the performance of the Company’s required administrative services.  These services will eliminate virtually all overhead costs and free up present staff to concentrate on revenue generating activities.  The Company is currently on a month to month basis with Javelin Advisory Group and has not renewed this management agreement.  The Company’s Chief Financial Officer and Secretary, Kenneth Wiedrich, is a full-time employee of Javelin and receives no specific compensation from GTREX Capital for services performed.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to the year ending December 31, 2005, the Company’s board of directors amended the Series B Preferred Stock designation. The Series B Preferred Stock had voting rights on a parity with the Common Stock on all shareholder matters, was not entitled to receive dividends in preference to the Common Stock, and was entitled to elect, at all times, at least two directors.

Subsequent to the year ending December 31, 2005, the Company’s board of directors elected to cancel the 100,000 shares of Series B preferred stock outstanding.  The sole Series B preferred shareholder, Christopher Berlandier, agreed to this action and the shares were converted into 100,000 shares of common stock.

Subsequent to the year ending December 31, 2005, the Company entered into an escrow agreement to acquire all of the outstanding shares of Global Travel Partners, a Nevada corporation that owns 100% of AsiaWorld Travel Vancouver, Ltd., and Dominion Pacific Travel, two British Columbia based travel companies.  Under terms of its Letter of Agreement, GTREX Capital is acquiring these two companies for a total of 800 million shares of restricted common stock and long-term notes of $800,000, these notes bear interest at an eight percent (8%) per annum. The stock has been issued and is being held in escrow pending the close of the transaction.  If the agreement is not closed the stock will be returned and the stock issuance cancelled.

Subsequent to the year ending December 31, 2005, the Company issued 88,546,273 shares of common stock exempt from registration under regulation E for cash of $182,560.  The Company placed 81,500,000 of these shares into an escrow account, in the name of Sequoia International, these shares are voted by the Company’s board of directors and cannot be resold while in escrow.