Form 10-Q
period 2006-03-31
GTREX CAPITAL, INC.
filed 2006-05-22
CIK 944020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 1,045,199,855 shares of its common stock, $0.0001 par value per share outstanding as of May 11, 2006.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GTREX Capital, Inc Balance Sheets ASSETS
	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)
Current Assets
Cash	$10,358	$19,450
Total Current Assets	10,358	19,450
Equipment, Net	-	-
Investments (See Schedule)
Investments	653,180	527,348
Total Investments	653,180	527,348
Total Assets	$663,538	$546,798
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	114,143	91,171
Accrued Interest Payable	9,978	9,585
Notes Payable	30,000	39,060
Total Current Liabilities	154,121	139,816
Total Liabilities	154,121	139,816
Stockholders' Equity (Deficit)
Preferred Stock, Authorized 30,000,000 Shares, $0.0001 Par Value, 0 and 100,000 Shares Issued and Outstanding respectively	-	10
Common Stock, Authorized 5,000,000,000 Shares, $0.0001 Par Value, 445,299,855 and 356,653,582 Shares Issued and Outstanding respectively	44,530	35,665
Additional Paid in Capital	5,427,977	5,254,272
Retained Deficit	(4,963,090)	(4,882,965)
Total Stockholders' Equity (Deficit)	509,417	406,982
Total Liabilities and Stockholders' Equity	$663,538	$546,798

Net Asset Value	$0.001	$0.001

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Statements of Changes in Net Assets (unaudited)
	For the Three Months Ended
	March 31,
	2006	2005

OPERATIONS:
Net investment loss	$(80,125)	$(210,678)
Income from discontinued operations
Net realized and unrealized gain (loss) on investment transactions

Net decrease in net assets resulting from operations	(80,125)	(210,678)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	182,560	669,582

NET INCREASE (DECREASE) IN ASSET VALUE	102,435	458,904

NET ASSETS:
Beginning of Period	406,982	(51,922)

End of Period	$509,417	$406,982

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Schedule of Investments
March 31, 2006
(unaudited)
INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value	Affiliation

Global Travel Exchange, Inc.	e-Travel	100%	$100,000	$100,000	yes
Total Investment			$100,000	$100,000

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit	Fair Value	Affiliation

Global Travel Exchange, Inc.	e-Travel	100%	Credit Line (1)	$553,031	yes
Global Financial Exchange, Inc.	credit card	100%	Credit Line	149	yes
Total Loans				$553,180
Total Investment and Loans				$653,180

(1)

The Company has 20,000,000 shares of Global Travel Exchange common stock. This stock is restricted and there is no readily available market quotation for determining the value of such stock. See Note 3 for valuation criteria and procedures.

(2)

As of March 31, 2006, the Company had advanced Global Travel Exchange $553,031 under an operating line of credit. The aggregate amount of credit shall not extend $1,000,000. The line of credit bears interest at an eight percent (8%) per annum and the principal and interest is due on August 1, 2008.  Repayment will commence when GTE’s income exceeds $25,000 per month.

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Statements of Operations
(unaudited)
	For the Three Months Ended March 31,
	2006	2005
Investment Revenue	$-	$-
Interest Income	9,444	-
Total Revenues	9,444	-
Operating Expenses
General & Administrative	17,420	58,250
Administrative fees	31,500	-
Consulting	9,000	-
Investor relations	10,557	-
Interest expense	592	136,428
Professional fees	20,500	16,000
Total Operating Expenses	89,569	210,678
Net Operating Loss	(80,125)	(210,678)
Other Income	-	-
Debt forgiveness	-	-
Total Other Income	-	-
LOSS FROM CONTINUING OPERATIONS	(80,125)	(210,678)
Income Tax Expense	-	-
Net Income (Loss)	$(80,125)	$(210,678)
Net Income (Loss) Per Share	$(0.00)	$(0.01)
Weighted Average Shares Outstanding	684,665,432	22,884,578
The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, December 30, 2003	-	$ -	8,419,400	$ 842	$ 2,734,263	$ (2,310,837)
Warrants exchanged for shares	-	-	400,000	40	-	-
Merger and recapitalization, March 2004	-	-	7,937,068	793	(70,915)	-
Common stock issued for cash, June & Sept, 2004	-	-	1,467,332	147	247,853	-
Common stock issued for services, December 2004	-	-	5,135,000	514	102,186	-
Beneficial conversion expense related to convertible debentures	-	-	-	-	20,000	-
Net loss for period ended December 31, 2004	-	-	-	-	-	(776,807)
Balance, December 31, 2004	-	-	23,358,800	2,336	3,033,387	(3,087,644)
Stock issued on conversion of debentures, February through December, 2005	-	-	86,200,000	8,620	417,380	-
Beneficial conversion expense related to convertible debentures	-	-	-	-	230,660	-
Cancellation of Common Stock, March 5, 2005 with a preferred stock subscription payable	10,000,000	1,000	(5,000,000)	(500)	(500)	-
Restricted stock issued for cash, May 31, 2005	-	-	500,000	50	2,450	-
Stock issued for cash, June through Dec, 2005	-	-	247,144,782	24,714	346,368	-
Cancellation of preferred stock and issuance of restricted common	(9,900,000)	(990)	4,450,000	445	545	-
Discount on stock sale	-	-	-	-	1,223,982	-
Net Loss for period ended December 31, 2005						(1,795,321)
Balance, December 31, 2005	100,000	10	356,653,582	35,665	5,254,272	(4,882,965)
Cancellation of preferred stock and issuance of restricted common (unaudited)	(100,000)	(10)	100,000	10	-	-
Stock issued for conversion of stock payable (unaudited)			3,939,130	394	8,666
Stock issued for cash (unaudited)	-	-	84,607,143.00	8,461	165,039	-

Net Loss for period ended March 31, 2006 (unaudited)	-	-	-	-	-	(80,125)
Balance, March 31, 2006 (unaudited)	-	$ -	445,299,855	$ 44,530	$ 5,427,977	$ (4,963,090)
The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
	2006	2005

Cash Flows from Operating Activities:
Net Loss	$(80,125)	$(210,678)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation	-	(4,482)
Intercompany rent	600	-
Beneficial Conversion Expense	-	135,000
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accrued liabilities	393	(153)
Increase in Accounts payable	22,972	30,101
Net Cash Used by Operating Activities	(56,160)	(50,212)
Cash Flows from Investing Activities:
Investment in software development	-	-
Purchase of equipment	-	-
Investment in portfolio companies	(126,432)	(82,754)
Net Cash Used by Investing Activities	(126,432)	(82,754)
Cash Flows from Financing Activities:
Common stock issued for cash	173,500	-
Proceeds from convertible debentures	-	135,000
Net Cash from Financing Activities	173,500	135,000
Increase (Decrease) in Cash	(9,092)	2,034
Cash and Cash Equivalents at Beginning of Period	19,450	10,673
Cash and Cash Equivalents at End of Period	$10,358	$12,707
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Conversion of note payable and accrued interest into common stock	9,060	-
Acquisition of platform development recorded as an accrued liability	-	-
Stock Issued on conversion of Debentures	$-	$2,760,000

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Financial Highlights (unaudited)

Per Unit Operating Performance:
	For the Three Months Ended
	March 31,
	2006	2005
NET ASSET VALUE, BEGINNING OF PERIOD	$0.0009	$(0.000146)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.00018)	(0.000591)
Net realized and unrealized gain (loss) on investment transactions	-	-
Income from discontinued operations	-	-

Total from investment operations	0.00073	(0.000736)

Net increase in net assets resulting from stock sales	0.0004	0.001877

NET ASSET VALUE, END OF PERIOD	$0.00114	$0.001141

TOTAL NET ASSET VALUE RETURN (1)	25.17%	883.83%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$509,417	$406,982
Ratios to average net assets:
Net expenses	17.58%	51.77%
Net investment loss	(15.73)%	(51.77)%
Portfolio Turnover Rate	N/A %	N/A %

The accompanying notes are an integral part of these financial statements.

(1) Total Net Asset Value Return reflects the impact of stock issuances during the periods presented.

Omitting these issuances, the Net Asset Value Return would have been  (19.69)% and (405.76)%  respectively.

GTREX CAPITAL, INC.

Notes to the Financial Statements

March 31, 2006 and March 31, 2005

NOTE 1 – FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

During the three month period ended March 31, 2006, GTREX, Capital Inc., (the "Company", "GTREX" or "GRXI”) was an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company”.   As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded on a major US Exchange or that has assets less than $4 million.  On February 1, 2005 the Company changed its name to GTREX Capital, Inc. to properly reflect the nature if its business.

On January 25, 2005 the Company formed Global Travel Exchange, Inc. as a wholly owned subsidiary, and transferred to it the operations and assets associated with the travel and tourism business through its alternative Global Distribution System.

As of March 31, 2006, the Company had two portfolio companies: Global Travel Exchange, Inc. and Global Financial Exchange, Inc., both of which are Nevada corporations. Global Travel Exchange, Inc.  “GTE” is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them.

Global Financial Exchange, Inc. “GFE”, is a development stage company that is pursuing the distribution of credit cards and transaction processing associated with such cards.  GFE is presently licensing the rights to its cards and organizing its operations.

NOTE 3 – VALUATION OF PORTFOLIO INVESTMENTS

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

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount that the owner might reasonably expect to receive for them upon their current sale.  Methods that are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

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

i.

Total amount of the Company's actual investment. This amount shall include all loans, purchase price of securities,

and fair value of securities given at the time of exchange.

ii.

Total revenues for the preceding twelve months

iii.

Total revenues for the preceding five years

iv.

Historic earnings before interest, taxes and depreciation for each of the past five years

v.

Estimate of likely sale price of investment

vi.

Bona fide purchase offers from third parties

vii.

Net assets of investment

viii.

Likelihood of investment generating positive returns (going concern)

ix.

Financial projections for coming 24 months

x.

Independent appraisal reports

xi.

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

As of March 31, 2006, the fair value of Global Travel Exchange, Inc. (“GTE”) has been determined to be $533,031 and the fair value of Global Financial Exchange (“GFE”) has been determined to be $149.  These values have been determined based on the following information:

GTREX purchased GTE for $100,000.  GTE issued 20,000,000 shares to GTREX in exchange for this $100,000, which represented 100% of GTE’s total equity outstanding. Subsequent to this investment, there has been no material change in the operations of GTE that would justify either increasing or decreasing fair market value.  A line credit agreement was entered into between GTREX and GTE and a total of $533,180 was advanced against this agreement as of March 31, 2006.  GTE has not generated any profits but has started to generate revenues.  GTE also has pending contracts for connectivity that will generate additional revenues in the coming year.  The board estimates that over $1,000,000 will be generated from these sales and contracts in the coming year and therefore the board feels that the investment and line of credit extended is not impaired and assigns the fair value based on the amount invested and extended on the line of credit as of March 31, 2006.

GFE was established as an additional portfolio company and cash of $149 was extended to GFE from GTREX as of March 31, 2006 based on a line of credit agreement.  GFE has not generated any profits but has generated revenues.  It has a number of agreements to supply credit cards in the Far East and in the Middle East.  The Board feels that the line of credit extended is not impaired and assigns the fair value based on the amount extended on the line of credit as of March 31, 2006.

Based on this combined information, the value paid for the GTE asset, and the amounts advanced under a lines of credits, appear reasonable and, given the short time since acquisition and the lack of material changes in GTE and GFE operations since acquisition, no adjustment to fair market value is deemed warranted at this time.

NOTE 4– COMMON STOCK

During the quarter ended March 31, 2006 the Company issued 88,546,273 shares of common stock exempt from registration under regulation E for cash of $173,500 and to retire a subscription payable of $9,060.  In addition the Company issued 100,000 shares of restricted common stock in exchange for 100,000 shares of preferred stock that had previously been issued to the Company’s Chairman.  As of March 31, 2006, the Company had 1,245,299,855 shares of common stock issued and outstanding.  There were no shares of preferred stock issued or outstanding as of March 31, 2006.

NOTE 5 – AFFILIATE AND RELATED PARTY TRANSACTIONS

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

Management Agreement

On January 1, 2005, the Company entered into a twelve-month management agreement with Javelin Advisory Group, Inc., to furnish the Company with clerical and record keeping services.  Javelin Advisory Group, Inc. performs, or oversee the performance of, the Company’s required administrative services.  These services eliminate virtually all overhead costs and free up present staff to concentrate on revenue generating activities.  The Company is currently on a month to month agreement with Javelin Advisory Group and has not renewed the contract that expired in January 2006.  The Company’s Chief Financial Officer and Secretary, Kenneth Wiedrich, is a full-time employee of Javelin and receives no specific compensation from GTREX Capital for services performed.

NOTE 6  - SUBSEQUENT EVENTS

Stock issuances

Subsequent to March 31, 2006, the Company released 600,000,000 shares of restricted common stock that were being held in escrow in conjunction with its acquisition of Global Travel Partners, Inc. (see below).

Acquisition of Global Travel Partners, Inc.

On May 9, 2006, the Company completed the acquisition of Global Travel Partners, Inc. “GTP”, a Nevada corporation that controls 100% of two travel companies: Asia World Travel Vancouver, Ltd. and Dominion Pacific Travel.  In exchange for all of the stock of Global Travel Partners, Inc., the Company agreed to issue to shareholders of GTP a total of 800 million shares of restricted common stock and notes payable in the amount of $800,000.  Of the total purchase price, only 600 million shares were issued at closing.  The balance of the purchase price (200 million shares plus the notes), is due once GTP has delivered audited financial statements as of June 30, 2006 which show the attainment of certain revenue numbers for the six-month period then ended.  Until such time, the balance of the purchase price remains in escrow.  The 200 million shares held in escrow are considered issued but not outstanding and, pending release from escrow, are voted by the Directors of the Company.  The notes bear interest at the rate of five percent (5%), which commences accruing once the notes are released from escrow.  The notes and all accrued interest are due and payable twenty-four (24) months after they are released from escrow.

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from its inception through March 31, 2006.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

The Company has raised a total of $952,142 through the issuance of convertible debentures and common stock since December 2004.  This has allowed the Company to sustain operations and make investments.  The Company will have to raise an additional capital to fully implement the operational plans of its portfolio companies.  If the Company is unsuccessful in raising capital under terms favorable to the Company, there is substantial doubt about the Company’s ability to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information Regarding GTREX and its Operations

GTREX Capital, Inc. ("the Company" "GTREX" or "GRXI") a Delaware Corporation, is a business development company as defined by the  Investment Company Act of 1940.   GTREX Capital, Inc. was organized as Apollo Holdings, Inc under the laws of the State of Delaware on November 12, 1999. In December of 2003 the Company abandoned the original business plan due to difficulties faced by the Company in creating sustainable business in both our business models relating to anti-piracy software services that was offered to corporations with digital assets and the competition in web-based business-to-business intellectual property exchanges. The Company sought other business opportunities and in March of 2004 completed a merger with GTREX- Global Travel Exchange, Inc. a privately held Delaware corporation that was incorporated on June 14, 1999 to engage in the travel and tourism business. The Company, in anticipation of the merger, changed its name from Apollo Holdings, Inc to GTREX, Inc. on February 24, 2004. The Company issued 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company. The exchange was accounted for as a reverse merger under the purchase method of accounting.

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

On January 25, 2005, the Company formed Global Travel Exchange, Inc. as a wholly owned subsidiary, and transferred to it the operations and assets associated with the travel and tourism business through its alternative Global Distribution System.

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

Portfolio Investments

As of March 31, 2006, the Company had two portfolio companies: Global Travel Exchange, Inc. and Global Financial Exchange, Inc., both of which are Nevada corporations. Global Travel Exchange, Inc.  “GTE” is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them.

Global Financial Exchange, Inc. “GFE”, is a development stage company that is pursuing the distribution of credit cards and transaction processing associated with such cards.  GFE is presently licensing the rights to its cards and organizing its operations.

Plan of Operation

On January 25, 2005, the Company’s Board of Directors elected to have the Company be regulated as a business development company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”.

During the next 12 months, GTREX plan of operation is to raise approximately $750,000, of which GTREX intends to invest $600,000 in its portfolio companies. We are also looking for additional financing to acquire additional portfolio companies and to develop strategic partnerships.

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

i.

Total amount of the Company's actual investment. This amount shall include all loans, purchase price of securities,

and fair value of securities given at the time of exchange.

ii.

Total revenues for the preceding twelve months

iii.

Total revenues for the preceding five years

iv.

Historic earnings before interest, taxes and depreciation for each of the past five years

v.

Estimate of likely sale price of investment

vi.

Bona fide purchase offers from third parties

vii.

Net assets of investment

viii.

Likelihood of investment generating positive returns (going concern)

ix.

Financial projections for coming 24 months

x.

Independent appraisal reports

xi.

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

As of March 31, 2006, the fair value of Global Travel Exchange, Inc. (“GTE”) has been determined to be $533,031 and the fair value of Global Financial Exchange (“GFE”) has been determined to be $149.  These values have been determined based on the following information:

GTREX purchased GTE for $100,000.  GTE issued 20,000,000 shares to GTREX in exchange for this $100,000, which represented 100% of GTE’s total equity outstanding. Subsequent to this investment, there has been no material change in the operations of GTE that would justify either increasing or decreasing fair market value.  A line credit agreement was entered into between GTREX and GTE and a total of $533,180 was advanced against this agreement as of March 31, 2006.  GTE has not generated any profits but has started to generate revenues.  GTE also has pending contracts for connectivity that will generate additional revenues in the coming year.  The board estimates that over $1,000,000 will be generated from these sales and contracts in the coming year and therefore the board feels that the investment and line of credit extended is not impaired and assigns the fair value based on the amount invested and extended on the line of credit as of March 31, 2006.

GFE was established as an additional portfolio company and cash of $149 was extended to GFE from GTREX as of March 31, 2006 based on a line of credit agreement.  GFE has not generated any profits but has generated revenues.  It has a number of agreements to supply credit cards in the Far East and in the Middle East.  The Board feels that the line of credit extended is not impaired and assigns the fair value based on the amount extended on the line of credit as of March 31, 2006.

Based on this combined information, the value paid for the GTE asset, and the amounts advanced under a lines of credits, appear reasonable and, given the short time since acquisition and the lack of material changes in GTE and GFE operations since acquisition, no adjustment to fair market value is deemed warranted at this time.

Results of Operations

During the three months ended March 31, 2006, GTREX experienced a net loss of $80,125 or approximately ($0.00) per share compared to a net loss of $210,678 or approximately ($0.01) per share for the same period last year.  GTREX generated $9,444 of revenue from interest income on loans to the portfolio company in the three month period ended March 31, 2006 compared to no revenue for the same period ended March 31, 2006.

GTREX attributes the $130,553 decrease in net loss for the three month period ended March 31, 2006 compared to the same period ended March 31, 2005 to a $135,836 decrease in interest expense.

Liquidity and Capital Resources

The Company’s financial statements present a impairment in terms of liquidity. As of March 31, 2006, the Company had a deficit in working capital of $143,763.  The Company has accumulated $4,963,090 of net operating losses through March 31, 2006, which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its present portfolio companies.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Cash used in investing activities during the three month period ended March 31, 2006 was $126,432. This amount was invested into the Company’s portfolio investments.

Our auditors have issued a "going concern" opinion in Note 2 of our December 31, 2005 financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $750,000 in equity, debt or through other financing transactions in the next 12 months, we believe that GTREX will have sufficient funds to meet operating expenses until income from operations should be sufficient to cover operating expenses.  In the event the Company is unable to suitable financing, there is substantial doubt about the Company’s ability to continue as a going concern.

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

  the bid and offer price quotes in and for the "penny stock," and the number of shares to which the quoted prices apply,

  the brokerage firm's compensation for the trade, and

  the compensation received by the brokerage firm's sales person for the trade.

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

  General economic conditions and trends; or

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2006 the Company issued 88,546,273 shares of common stock exempt from registration under regulation E for cash of $173,500 and to retire a subscription payable of $9,060.  In addition the Company issued 100,000 shares of restricted common stock in exchange for 100,000 shares of preferred stock that had previously been issued to the Company’s Chairman.   The Company also issued 800,000,000 shares of restricted common for an acquisition with the stock being held in escrow pending the close of the transaction.  All proceeds were used to sustain the operations of the Company

Item 3. Defaults Upon Senior Securities.

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

Dated: May 22, 2006

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

Date: May 22, 2006	By: /s/Christopher Berlandier Christopher Berlandier, Chief Executive Officer

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

Date: May 22, 2006	By: /s/ Kenneth C. Wiedrich Kenneth C. Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Berlandier, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/Christopher Berlandier Christopher Berlandier Chief Executive Officer May 22, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth C. Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth C. Wiedrich Kenneth C. Wiedrich Chief Financial Officer May 22, 2006