Form 10-Q
period 2006-06-30
GTREX CAPITAL, INC.
filed 2006-08-14
CIK 944020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 1,045,199,855 shares of its common stock, $0.0001 par value per share outstanding as of August 1, 2006.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GTREX Capital, Inc Balance Sheets ASSETS
	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current Assets
Cash	$810	$19,450
Total Current Assets	810	19,450
Investments (Note 2)
Advance on Credit lines- affiliates	562,612	427,348
Investment - affiliates	37,575	100,000
Total Investments	600,187	527,348
Total Assets	$600,997	$546,798
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$159,937	$91,171
Accrued Interest Payable	10,615	9,585
Payable - credit line	10,000	-
Notes Payable	30,000	39,060
Total Current Liabilities	210,552	139,816
Total Liabilities	210,552	139,816
Stockholders' Equity (Deficit)
Preferred Stock, Authorized 30,000,000 Shares, $0.0001 Par Value, 0 and 100,000 Shares Issued and Outstanding respectively	-	10
Common Stock, Authorized 5,000,000,000 Shares, $0.0001 Par Value, 1,045,299,855 and 356,653,582 Shares Issued and Outstanding respectively	104,530	35,665
Additional Paid in Capital	7,167,977	5,254,272
Retained Deficit	(6,882,062)	(4,882,965)
Total Stockholders' Equity (Deficit)	390,445	406,982
Total Liabilities and Stockholders' Equity	$600,997	$546,798

Net Asset Value	$0.0004	$0.0011
The accompanying notes are an integral part of these financial statements

GTREX Capital, Inc.
Statements of Changes in Net Assets
	For the Six	For the Fiscal
	Months Ended	Year Ended
	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
OPERATIONS:
Net investment loss	$(136,672)	$(571,339)
Net realized and unrealized gain (loss) on investment transactions	(1,862,425)	(1,223,982)
Net decrease in net assets resulting from operations	(1,999,097)	(1,795,321)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	1,982,560	2,254,225

NET INCREASE (DECREASE) IN ASSET VALUE	(16,537)	458,904

NET ASSETS:
Beginning of Period	406,982	(51,922)

End of Period	$390,445	$406,982

The accompanying notes are an integral part of these financial statements

GTREX Capital, Inc.
Schedule of Investments
June 30, 2006
(Unaudited)
INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value
Affiliated
Global Travel Exchange, Inc.	e-Travel	100%	$100,000	$-	(1)
Global Financial Exchange, Inc	credit card	100%	-	-	(2)
Global Travel Partners	Travel agencies	100%	1,800,000	37,575	(3)
Worldwide Vacation Partners	Travel agencies	100%	-	-	(4)
Total Investment			$1,900,000	$37,575

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit	Fair Value
Affiliated
Global Travel Exchange, Inc.	e-Travel	100%	Credit Line	$561,290	(1)
Global Financial Exchange, Inc	credit card	100%	Credit Line	152	(2)
Global Travel Partners, Inc	Travel agency	100%	Credit Line	585	(3)
Worldwide Vacation Partners	Travel agency	100%	Credit Line	585	(4)
Total Loans				$562,612
Total Investment and Loans				$600,187

(1) The Company entered into a credit line agreement for $500,000 with Global Travel Exchange on August 1, 2005.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on August 1, 2008. The Company has subsequently increased the line of Credit to $800,000. Through June 30, 2006 the company has extended $528,757 on the line of credit and added $32,533 of interest for a total due of $561,290 as of June 30, 2006.   The fair value of the shares of Global Travel exchange at the end of the fiscal period ending June 30, 2006 was $0.  The Company recognized an unrealized loss of $100,000 on the operating statement as a result.

(2) As of June 30, 2006 the Company has advanced Global Financial Exchange $145 on an advance of funds basis and added $7 of interest for a total of $152.

(3) The Company received 100% ownership in Global Travel Partners, Inc. (GTP) for the issuance of 600,000,000 shares of common stock. The Company valued the original investment of Global Travel Partners at $1,800,000 based on a GTREX market price of $0.003 per share (600,000,000 shares @ $.003 = $1,800,000).  The fair value of the investment in Global Travel Partners at the end of the fiscal period ending June 30, 2006 is $37,575 based on the net assets of the GTP.   As of June 30, 2006 the Company has advanced Global Travel Partners $570 under an operating line of credit and added $15 of interest for a total of $585.

(4) The Company has advanced $570 to Worldwide Vacation Partners on an advance of funds basis and added $15 of interest for a total of $585.

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc. Statements of Operations (Unaudited)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Investment Revenue	$-	$-	$-	$-
Interest Income	20,876	-	11,432	-
Total Revenues	20,876	-	11,432	-
Operating Expenses
General & Administrative	31,515	21,510	14,095	11,560
Administrative fees	65,000	75,730	33,500	38,230
Consulting	9,000	22,500	-	22,500
Investor relations	14,304	15,125	3,747	7,500
Interest expense	1,229	275,431	637	139,003
Professional fees	36,500	50,390	16,000	31,215
Total Operating Expenses	157,548	460,686	67,979	250,008
Net Operating Loss	(136,672)	(460,686)	(56,547)	(250,008)
Other Income (Loss)
Unrealized loss on investments	(1,862,425)	-	(1,862,425)	-
Total Other Income	(1,862,425)	-	(1,862,425)	-
LOSS FROM CONTINUING OPERATIONS	(1,999,097)	(460,686)	(1,918,972)	(250,008)
Income Tax Expense	-	-	-	-
Net Income (Loss)	$(1,999,097)	$(460,686)	$(1,918,972)	$(250,008)
Net Income (Loss) Per Share	$(0.0038)	$(0.02)	$(0.00)	$(0.01)
Weighted Average Shares Outstanding	519,753,397	23,659,794	684,665,432	23,659,794
The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, December 30, 2003	-	$ -	8,419,400	$ 842	$ 2,734,263	$ (2,310,837)
Warrants exchanged for shares	-	-	400,000	40	-	-
Merger and recapitalization, March 2004	-	-	7,937,068	793	(70,915)	-
Common stock issued for cash, June & Sept, 2004	-	-	1,467,332	147	247,853	-
Common stock issued for services, December 2004	-	-	5,135,000	514	102,186	-
Beneficial conversion expense related to convertible debentures	-	-	-	-	20,000	-
Net loss for period ended December 31, 2004	-	-	-	-	-	(776,807)
Balance, December 31, 2004	-	-	23,358,800	2,336	3,033,387	(3,087,644)
Stock issued on conversion of debentures, February through December, 2005	-	-	86,200,000	8,620	417,380	-
Beneficial conversion expense related to convertible debentures (unaudited)	-	-	-	-	230,660	-
Cancellation of Common Stock, March 5, 2005 with a preferred stock subscription payable (unaudited)	10,000,000	1,000	(5,000,000)	(500)	(500)	-
Restricted stock issued for cash, May 31, 2005 (unaudited)	-	-	500,000	50	2,450	-
Stock issued for cash, June through Dec, 2005	-	-	247,144,782	24,714	346,368	-
Cancellation of preferred stock and issuance of restricted common (unaudited)	(9,900,000)	(990)	4,450,000	445	545	-
Discount on stock sale	-	-	-	-	1,223,982	-
Net Loss for period ended December 31, 2005	-	-	-	-	-	(1,795,321)
Balance, December 31, 2005	100,000	10	356,653,582	35,665	5,254,272	(4,882,965)
Cancellation of preferred stock and issuance of restricted common (unaudited)	(100,000)	(10)	100,000	10	-	-
Stock issued for conversion of note payable (unaudited)	-	-	3,939,130	394	8,666	-

Stock issued for cash, January through March, 2006 (unaudited)	-	-	84,607,143	8,461	165,039	-
Restricted stock issued acquisition of Global Travel Partners (unaudited)	-	-	600,000,000	60,000	1,740,000	-
Net Loss for period ended June 30, 2006 (unaudited)	-	-	-	-	-	(1,999,097)
Balance, June 30, 2006	-	$ -	1,045,299,855	$ 104,530	$ 7,167,977	$ (6,882,062)
The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Statements of Cash Flows
	For the Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(1,999,097)	$(460,686)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation	-	(4,482)
Intercompany rent	600	-
Beneficial Conversion Expense	-	270,000
Unrealized loss on investments	1,862,425	-
Changes in Operating Assets and Liabilities:
Increase in Accrued liabilities	1,030	3,850
Increase in Accounts payable	68,766	72,930
Net Cash Used by Operating Activities	(66,276)	(118,388)
Cash Flows from Investing Activities:
Investment in software development	-	-
Purchase of equipment	-	-
Investment in portfolio companies	(135,864)	(182,737)
Net Cash Used by Investing Activities	(135,864)	(182,737)
Cash Flows from Financing Activities:
Common stock issued for cash	173,500	22,500
Proceeds from credit line	10,000	-
Proceeds from convertible debentures	-	270,000
Net Cash from Financing Activities	183,500	292,500
Increase (Decrease) in Cash	(18,640)	(8,625)
Cash and Cash Equivalents at Beginning of Period	19,450	10,673
Cash and Cash Equivalents at End of Period	$810	$2,048
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Conversion of note payable and accrued interest into common stock	$9,060	$-
Acquisition of Global Travel Partners	$1,800,000	$-
Stock Issued on conversion of Debentures	$-	$2,760,000

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Financial Highlights

Per Unit Operating Performance:
	For the Six	For the Fiscal
	Months Ended	Year Ended
	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
NET ASSET VALUE, BEGINNING OF PERIOD	$0.000389	$(0.000146)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.000131)	(0.001602)
Net realized and unrealized gain (loss) on investment transactions	(0.001782)	(0.003432)

Total from investment operations	(0.00152)	(0.005179)

Net increase in net assets resulting from stock sales	0.00191	0.006320

NET ASSET VALUE, END OF PERIOD	$0.000383	$0.001141

TOTAL NET ASSET VALUE RETURN	(1.61)%	883.83%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$390,445	$406,982
Ratios to average net assets:
Net expenses	40.35%	143.39%
Net investment loss	(35.00)%	(140.38)%
Portfolio Turnover Rate	N/A %	N/A %

The accompanying notes are an integral part of these financial statements.

GTREX CAPITAL, INC.

Notes to the Financial Statements

June 30, 2006 and June 30, 2005

NOTE 1 – FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

During the three month period ended June 30, 2006, GTREX, Capital Inc., (the "Company", "GTREX" or "GRXI”) was an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company”.   As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded on a major US Exchange or that has assets less than $4 million.  On February 1, 2005 the Company changed its name to GTREX Capital, Inc. to properly reflect the nature if its business.

On January 25, 2005 the Company formed Global Travel Exchange, Inc. as a wholly owned subsidiary, and transferred to it the operations and assets associated with the travel and tourism business through its alternative Global Distribution System.

As of June 30, 2006, the Company had four portfolio companies: Global Travel Exchange, Inc., Global Financial Exchange, Inc., Global Travel Partners, Inc. and Worldwide Vacation Partners, Inc., all of which are Nevada corporations. Global Travel Exchange, Inc.  (“GTE”) is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them.

Global Financial Exchange, Inc. (“GFE”) is a development stage company that is pursuing the distribution of credit cards and transaction processing associated with such cards.  GFE is presently licensing the rights to its cards and organizing its operations.

Global Travel Partners, Inc. (“GTP”) is a holding company that controls 100% of two travel companies: Asia World Travel Vancouver, Ltd. and Dominion Pacific Travel, Ltd.  Each of these subsidiaries is a travel agency specializing in international travel.

Worldwide Vacation Partners, Inc. (“WVP”) is a development stage company with no current operations.

NOTE 3 – VALUATION OF PORTFOLIO INVESTMENTS

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

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and, whenever technical assistance is requested from individuals who are not directors, the directors must carefully review the findings of such individuals in order to satisfy themselves that the resulting valuations are fair.

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

Fair market value shall be determined on at least a quarterly basis.  Where there are material changes in portfolio operations, fair market value shall be re-examined as such material changes occur.  In the event the stock trading price is within 10% of Net Book Value, and the Company wishes to sell stock, fair market value shall be calculated on the date of stock sale to ensure that stock is not sold below NBV.

Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, the Board of Directors shall analyze the following factors, where available, for determining the estimated price that could be obtained from selling the investment in an arm’s length transaction:

i.                     Total amount of the Company’s actual investment. This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

ii.                   Total revenues for the preceding twelve months

iii.                  Total revenues for the preceding five years

iv.                 Historic earnings before interest, taxes and depreciation for each of the past five years

v.                   Bona fide purchase offers from third parties

vi.                 Net assets of investment

vii.                Likelihood of investment generating positive returns (going concern)

viii.              Financial projections for coming 24 months

ix.                  Independent appraisal reports

x.                    Budget to actual performance reports

Baring other factors, including default remedies and collateralization, the value of the loans and lines of credit may be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.  In order to assess impairment of loan value, the portfolio investment’s budget to actual performance criteria is evaluated along with 12-month financial projections. Additionally, where available, the Board shall review other relevant factors affecting repayment including historical cash flows, material contracts, collateral, debt maturity, alternate financing resources, etc.

NOTE 4 – STOCK TRANSACTIONS

During the quarter ended June 30, 2006, the Company issued 600,000,000 shares of restricted common stock to acquire 100% of the issued and outstanding stock of Global Travel Partners, Inc., a Nevada holding company (see Note 2, above).  The balance of the purchase price (200 million additional shares of restricted common stock and notes payable of $800,000), is due once GTP has delivered audited financial statements that show the attainment of certain income numbers for the six-month periods ended June 30, 2006 and December 31, 2006.  Until such time, the balance of the purchase price remains in escrow.  If GTP is unable to achieve the necessary revenue numbers, the shares in escrow and the notes will be returned to the Company’s treasury and cancelled (see Note 4 below).  Accordingly, the 200 million shares in escrow are not included in the issued and outstanding stock calculations in the accompanying financial statements as of June 30, 2006.

NOTE 5 – ACQUISITION OF GLOBAL TRAVEL PARTNERS, INC.

During the quarter ended June 30, 2006, the Company acquired 100% of the issued and outstanding stock of Global Travel Partners, Inc., a Nevada holding company (see Note 2, above).  The total purchase price for GTP was 800,000,000 shares of restricted common stock and $800,000 in notes payable.  Of this amount, 200 million shares and all of the notes are to be held in escrow pending the attainment by GTP of certain operational milestones.  Accordingly, the Company issued 600,000,000 shares of restricted common stock.  The 200 million additional shares of restricted common stock becomes due once GTP has delivered audited financial statements as of June 30, 2006 which show the attainment of certain income numbers for the six-month period then ended.  The notes payable of $800,000 are delivered once GTP has delivered audited financial statements for the six-months ending December 31, 2006 that show the attainment of certain income numbers.  Until such time, the balance of the purchase price remains in escrow.  If GTP is unable to achieve the necessary revenue numbers, the shares in escrow and the notes will be returned to the Company’s treasury and cancelled.  Accordingly, neither the shares in escrow nor the notes are reflecting as outstanding as of June 30, 2006.  In the event the balance of the purchase price is paid, the value of the shares and the notes will be reflected as additional goodwill at the time they are released from escrow.

The notes bear interest at the rate of five percent (5%), which commences accruing once the notes are released from escrow.  The notes and all accrued interest are due and payable twenty-four (24) months after they are released from escrow.

NOTE 6 – AFFILIATE AND RELATED PARTY TRANSACTIONS

Office Space

The Company previously shared office space with one of its portfolio investments, Global Travel Exchange, Inc.  The monthly rent for this rent is $5,906, of which, the Company incurs $200 and the GTE incurs the remaining $5,706.  Subsequent to June 30, 2006, the Company moved its corporate headquarters to those of Javelin Advisory Group, Inc. (see below), while GTE retains the previous office space.

Management Agreement

On January 1, 2005, the Company entered into a twelve-month management agreement with Javelin Advisory Group, Inc., to furnish the Company with clerical and record keeping services.  Javelin Advisory Group, Inc. performs, or oversees the performance of, the Company’s required administrative services.  These services eliminate virtually all overhead costs and free up present staff to concentrate on revenue generating activities. The Company is currently on a month to month agreement with Javelin Advisory Group and has not renewed the contract that expired in January 2006.  The Company’s Chief Financial Officer and Secretary, Kenneth Wiedrich, is a full-time employee of Javelin and receives no specific compensation from GTREX Capital for services performed.  The Company shares its corporate headquarters with Javelin, which is included as part of the monthly fee.

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from its inception through June 30, 2006.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

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

Management Change

During the quarter ending June 30, 2006, the Board of Directors of the Company acting unanimously removed Christopher Berlandier from his positions as the Company’s Chief Executive Officer, Chief Compliance Officer, President and Chairman of the Board of Directors. Mr. Berlandier will continue to serve as President of the Company’s two portfolio investments, Global Financial Exchange and Global Travel Exchange, and will remain a director of the Company.  The Board of Directors of the Company acting unanimously also voted to appoint Gary Nerison, one of the Company’s Board of Directors, to serve as Interim Chairman of the Board of Directors, Interim Chief Executive Officer, Interim Chief Compliance Officer and Interim President. Mr. Nerison agreed to serve in these positions while the Company seeks to fill the vacancies.

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

Portfolio Investments

As of June 30, 2006, the Company had four portfolio companies: Global Travel Exchange, Inc., Global Financial Exchange, Inc., Global Travel Partners, Inc. and Worldwide Vacation Partners, Inc., all of which are Nevada corporations. Global Travel Exchange, Inc.  (“GTE”) is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them.

Global Financial Exchange, Inc. (“GFE”) is a development stage company that is pursuing the distribution of credit cards and transaction processing associated with such cards.  GFE is presently licensing the rights to its cards and organizing its operations.

Global Travel Partners, Inc. (“GTP”) is a holding company that controls 100% of two travel companies: Asia World Travel Vancouver, Ltd. and Dominion Pacific Travel, Ltd.  Each of these subsidiaries is a travel agency specializing in international travel.

Worldwide Vacation Partners, Inc. (“WVP”) is a development stage company with no current operations.

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

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and,  whenever technical assistance is requested from individuals who are not directors, the directors must carefully review the findings of such individuals in order to satisfy themselves that the resulting valuations are fair.

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

Fair market value shall be determined on at least a quarterly basis.  Where there are material changes in portfolio operations, fair market value shall be re-examined as such material changes occur.  In the event the stock trading price is within 10% of Net Book Value, and the Company wishes to sell stock, fair market value shall be calculated on the date of stock sale to ensure that stock is not sold below NBV.

Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, the Board of Directors shall analyze the following factors, where available, for determining the estimated price that could be obtained from selling the investment in an arm’s length transaction:

i.                     Total amount of the Company’s actual investment. This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

ii.                   Total revenues for the preceding twelve months

iii.                  Total revenues for the preceding five years

iv.                 Historic earnings before interest, taxes and depreciation for each of the past five years

v.                   Bona fide purchase offers from third parties

vi.                 Net assets of investment

vii.                Likelihood of investment generating positive returns (going concern)

viii.              Financial projections for coming 24 months

ix.                  Independent appraisal reports

x.                    Budget to actual performance reports

Baring other factors, including default remedies and collateralization, the value of the loans and lines of credit may be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.  In order to assess impairment of loan value, the portfolio investment’s budget to actual performance criteria is evaluated along with 12-month financial projections. Additionally, where available, the Board shall review other relevant factors affecting repayment including historical cash flows, material contracts, collateral, debt maturity, alternate financing resources, etc.

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005

During the three months ended June 30, 2006, the Company incurred a net loss of $1,918,972 or approximately ($0.00) per share compared to a net loss of $250,008 or approximately ($0.01) per share for the same period last year.  The Company generated $11,432 of revenue from interest income on loans to the portfolio company in the three month period ended June 30, 2006 compared to no revenue for the same period ended June 30, 2005.

The Company attributes the $130,553 increase in net loss for the three month period ended June 30, 2006 compared to the same period ended June 30, 2005 to a $1,862,425 increase in unrealized loss on investments.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

During the six months ended June 30, 2006, the Company incurred a net loss of $1,999,097 or ($0.0038) per share compared to a net loss of $460,686 or ($0.02) per share for the same period last year.  The Company generated $20,876 of revenue from interest income on loans to the portfolio company in the six month period ended June 30, 2006 compared to no revenue for the same period ended June 20, 2005.

The Company attributes the $130,553 increase in net loss for the six month period ended June 30, 2006 compared to the same period ended June 30, 2005 to a $1,862,425 increase in unrealized loss on investments.

Liquidity and Capital Resources

The Company’s financial statements present a impairment in terms of liquidity. As of June 30, 2006, the Company had a deficit in working capital of $209,742.  The Company has accumulated $6,882,062 of net operating losses through June 30, 2006, which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its present portfolio companies.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Cash used in investing activities during the three month period ended June 30, 2006 was $135,864. This amount was invested into the Company’s portfolio investments.

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Gary Nerison, our Interim  Chief Executive.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Nerison

Delaware Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

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

There is uncertainty regarding the value of our portfolio investments. At December 31, 2005, portfolio investments recorded at fair value were approximately 99% of our total assets. Pursuant to the requirements of the 1940 Act, we value all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

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

Gary Nerison who serves as GTREX's interim chief executive officer, after evaluating the effectiveness of GTREX's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, GTREX's disclosure controls and procedures were adequate and effective to ensure that material information relating to GTREX and its unconsolidated investments would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2006, the Company issued 600,000,000 shares of restricted common stock to acquire 100% of the issued and outstanding stock of Global Travel Partners, Inc., a Nevada holding company (see Note 2, above).  The balance of the purchase price (200 million additional shares of restricted common stock and notes payable of $800,000), is due once GTP has delivered audited financial statements that show the attainment of certain income numbers for the six-month periods ended June 30, 2006 and December 31, 2006.  Until such time, the balance of the purchase price remains in escrow.  If GTP is unable to achieve the necessary revenue numbers, the shares in escrow and the notes will be returned to the Company’s treasury and cancelled (see Note 4 below).  Accordingly, the 200 million shares in escrow are not included in the issued and outstanding stock calculations in the accompanying financial statements as of June 30, 2006.

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

GTREX CAPITAL, INC.

By:/s/ Gary Nerison Gary Nerison Interim Chief Executive Officer

Dated: August 14, 2006

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gary Nerison, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of GTREX Capital, Inc;

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

(4)  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date: August 14, 2006	By: /s/Gary Nerison Gary Nerison, Interim Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth C. Wiedrich, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of GTREX Capital Inc;

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

(4)  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date: August 14, 2006	By: /s/ Kenneth C. Wiedrich Kenneth C. Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc.(the "Company") on Form 10-Q for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary Nerison, Interim Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/Gary Nerison Gary Nerison Interim Chief Executive Officer August 14, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth C. Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth C. Wiedrich Kenneth C. Wiedrich Chief Financial Officer August 14, 2006