Form 10-Q/A
period 2006-06-30
GTREX CAPITAL, INC.
filed 2006-10-31
CIK 944020

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

43180 Business Park Drive, Suite 202, Temecula, CA 92590

(Address of principal executive offices)

(949) 330-7140

(Registrant’s telephone number, including area code)

65 Enterprise, Aliso Viejo, CA  92656
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

Explanatory Note: This amendment to the Company’s Form 10-Q originally filed on August 14, 2006 for the quarter ended June 30, 2006 corrects certain disclosure with respect to the Company’s change in management, adds intent to withdraw as a business development company, makes adjustments to the financial statements, and corrects errors in the Management’s Discussion and Analysis.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GTREX Capital, Inc Balance Sheets ASSETS
	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current Assets
Cash	$810	$19,450
Total Current Assets	810	19,450
Investments (Note 2)
Advance on Credit lines- affiliates	-	427,348
Investment - affiliates	69,267	100,000
Total Investments	69,267	527,348
Total Assets	$70,077	$546,798
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$159,937	$91,171
Accrued Interest Payable	10,615	9,585
Payable - credit line	10,000	-
Notes Payable	30,000	39,060
Total Current Liabilities	210,552	139,816
Total Liabilities	210,552	139,816
Stockholders' Equity (Deficit)
Preferred Stock, Authorized 30,000,000 Shares, $0.0001 Par Value, 0 and 100,000 Shares Issued and Outstanding respectively	-	10
Common Stock, Authorized 5,000,000,000 Shares, $0.0001 Par Value,1,045,299,855 and 356,653,582 Shares Issued and Outstanding respectively	104,530	35,665
Additional Paid in Capital	7,167,977	5,254,272
Retained Deficit	(7,412,982)	(4,882,965)
Total Stockholders' Equity (Deficit)	(140,475)	406,982
Total Liabilities and Stockholders' Equity	$70,077	$546,798

Net Asset Value	$(0.0001)	$0.0011
The accompanying notes are an integral part of these financial statements

GTREX Capital, Inc.
Statements of Changes in Net Assets
	For the Six	For the Fiscal
	Months Ended	Year Ended
	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
OPERATIONS:
Net investment loss	$(136,672)	$(571,339)
Net realized and unrealized gain (loss) on investment transactions	(2,393,345)	(1,223,982)
Net decrease in net assets resulting from operations	(2,530,017)	(1,795,321)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	1,982,560	2,254,225

NET INCREASE (DECREASE) IN ASSET VALUE	(547,457)	458,904

NET ASSETS:
Beginning of Period	406,982	(51,922)

End of Period	$(140,475)	$406,982

The accompanying notes are an integral part of these financial statements

GTREX Capital, Inc.
Schedule of Investments
June 30, 2006
(Unaudited)
INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value
Affiliated
Global Travel Exchange, Inc.	e-Travel	100%	$100,000	$31,692	(1)
Global Financial Exchange, Inc	credit card	100%	-	-
Global Travel Partners	Travel agencies	100%	1,800,000	37,575	(2)
Worldwide Vacation Partners	Travel agencies	100%	-	-
Total Investment			$1,900,000	$69,267

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit	Fair Value
Affiliated
Global Travel Exchange, Inc.	e-Travel	100%	Credit Line	$-	(1)
Global Financial Exchange, Inc	credit card	100%	Credit Line	-
Global Travel Partners, Inc	Travel agencies	100%	Credit Line	-	(2)
Worldwide Vacation Partners	Travel agency	100%	Credit Line	-
Total Loans				$-
Total Investment and Loans				$69,267

General: During the period ended June 30, 2006, the Board of Directors voted to withdraw the Company’s election to be treated as a business development company under the Investment Company Act of 1940.  Before filing the withdrawal notice with the Commission, the Company must receive approval from a majority of the Company’s shareholders. On August 18, 2006, the Company filed a PRE14-A notice of proxy to solicit shareholder votes in favor of withdrawing the BDC election.  If the Company is successful in withdrawing its BDC election, the Company will no longer be eligible to use the “fair value method” of accounting for investments.  Rather, all investments will be either consolidated if controlled or carried at cost basis if minority held.  Accordingly, the Company believes it is appropriate to carry its investments at their net asset value rather than at fair value to avoid misrepresenting assets.  Credit lines to wholly-owned subsidiaries have been shown at zero balance since they would be eliminated in consolidation.

(1) The Company entered into a credit line agreement for $500,000 with Global Travel Exchange on August 1, 2005.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on August 1, 2008. The Company has subsequently increased the line of Credit to $800,000. Through June 30, 2006 the company has extended $528,757 on the line of credit and added $32,533 of interest for a total due of $561,290 as of June 30, 2006.   The fair value of the shares of Global Travel Exchange at the end of the fiscal period ending June 30, 2006 was reduced to $0 based on the illiquid nature of the investment and the net asset value of Global Travel Exchange.  The Company recognized an unrealized loss of $100,000 on the operating statement as a result.

,(2) The Company received 100% ownership in Global Travel Partners, Inc. (GTP) for the issuance of 600,000,000 shares of common stock.  These shares were issued with a Rule 144 legend based upon the exemption from registration found in Section 4(2) of the Securities Act and/or Regulation D of the Securities Act Rules.   The Company valued the original investment of Global Travel Partners at $1,800,000 based on a GTREX market price of $0.003 per share (600,000,000 shares @ $.003 = $1,800,000).  The fair value of the investment in Global Travel Partners at the end of the fiscal period ending June 30, 2006 is $37,575 based on the net assets of  GTP.

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc. Statements of Operations (Unaudited)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Investment Revenue	$-	$-	$-	$-
Interest Income	20,876	-	11,432	-
Total Revenues	20,876	-	11,432	-
Operating Expenses
General & Administrative	31,515	21,510	14,095	11,560
Administrative fees	65,000	75,730	33,500	38,230
Consulting	9,000	22,500	-	22,500
Investor relations	14,304	15,125	3,747	7,500
Interest expense	1,229	275,431	637	139,003
Professional fees	36,500	50,390	16,000	31,215
Total Operating Expenses	157,548	460,686	67,979	250,008
Net Operating Loss	(136,672)	(460,686)	(56,547)	(250,008)
Other Income (Loss)
Unrealized loss on investments	(2,393,345)	-	(2,393,345)	-
Total Other Income	(2,393,345)	-	(2,393,345)	-
LOSS FROM CONTINUING OPERATIONS	(2,530,017)	(460,686)	(2,449,892)	(250,008)
Income Tax Expense	-	-	-	-
Net Income (Loss)	$(2,530,017)	$(460,686)	$(2,449,892)	$(250,008)
Net Income (Loss) Per Share	$(0.0049)	$(0.02)	$(0.00)	$(0.01)
Weighted Average Shares Outstanding	519,753,397	23,659,794	684,665,432	23,659,794
The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, December 30, 2003	-	$ -	8,419,400	$ 842	$ 2,734,263	$ (2,310,837)
Warrants exchanged for shares	-	-	400,000	40	-	-
Merger and recapitalization, March 2004	-	-	7,937,068	793	(70,915)	-
Common stock issued for cash, June & Sept, 2004	-	-	1,467,332	147	247,853	-
Common stock issued for services, December 2004	-	-	5,135,000	514	102,186	-
Beneficial conversion expense related to convertible debentures	-	-	-	-	20,000	-
Net loss for period ended December 31, 2004	-	-	-	-	-	(776,807)
Balance, December 31, 2004	-	-	23,358,800	2,336	3,033,387	(3,087,644)
Stock issued on conversion of debentures, February through December, 2005	-	-	86,200,000	8,620	417,380	-
Beneficial conversion expense related to convertible debentures (unaudited)	-	-	-	-	230,660	-
Cancellation of Common Stock, March 5, 2005 with a preferred stock subscription payable (unaudited)	10,000,000	1,000	(5,000,000)	(500)	(500)	-
Restricted stock issued for cash, May 31, 2005 (unaudited)	-	-	500,000	50	2,450	-
Stock issued for cash, June through Dec, 2005	-	-	247,144,782	24,714	346,368	-
Cancellation of preferred stock and issuance of restricted common (unaudited)	(9,900,000)	(990)	4,450,000	445	545	-
Discount on stock sale	-	-	-	-	1,223,982	-
Net Loss for period ended December 31, 2005	-	-	-	-	-	(1,795,321)
Balance, December 31, 2005	100,000	10	356,653,582	$ 35,665	$ 5,254,272	$ (4,882,965)
Cancellation of preferred stock and issuance of restricted common (unaudited)	(100,000)	(10)	100,000	10	-	-
Stock issued for conversion of note payable (unaudited)	-	-	3,939,130	394	8,666	-

Stock issued for cash, January through March, 2006 (unaudited)	-	-	84,607,143	8,461	165,039	-
Restricted stock issued acquisition of Global Travel Partners (unaudited)	-	-	600,000,000	60,000	1,740,000	-
Net Loss for period ended June 30, 2006 (unaudited)	-	-	-	-	-	$ (2,530,017)
Balance, June 30, 2006	-	$ -	1,045,299,855	$ 104,530	$ 7,167,977	$ (7,412,982)
The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Statements of Cash Flows
	For the Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(2,530,017)	$(460,686)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation	-	(4,482)
Intercompany rent	600	-
Beneficial Conversion Expense	-	270,000
Unrealized loss on investments	2,393,345	-
Changes in Operating Assets and Liabilities:
Increase in Accrued liabilities	1,030	3,850
Increase in Accounts payable	68,766	72,930
Net Cash Used by Operating Activities	(66,276)	(118,388)
Cash Flows from Investing Activities:
Investment in software development	-	-
Purchase of equipment	-	-
Investment in portfolio companies	(135,864)	(182,737)
Net Cash Used by Investing Activities	(135,864)	(182,737)
Cash Flows from Financing Activities:
Common stock issued for cash	173,500	22,500
Proceeds from credit line	10,000	-
Proceeds from convertible debentures	-	270,000
Net Cash from Financing Activities	183,500	292,500
Increase (Decrease) in Cash	(18,640)	(8,625)
Cash and Cash Equivalents at Beginning of Period	19,450	10,673
Cash and Cash Equivalents at End of Period	$810	$2,048
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Conversion of note payable and accrued interest into common stock	$9,060	$-
Acquisition of Global Travel Partners	$1,800,000	$-
Stock Issued on conversion of Debentures	$-	$2,760,000

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Financial Highlights

Per Unit Operating Performance:
	For the Six	For the Fiscal
	Months Ended	Year Ended
	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
NET ASSET VALUE, BEGINNING OF PERIOD	$0.000389	$(0.000146)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.000131)	(0.001602)
Net realized and unrealized gain (loss) on investment transactions	(0.002290)	(0.003432)

Total from investment operations	(0.00203)	(0.005179)

Net increase in net assets resulting from stock sales	0.00190	0.006320

NET ASSET VALUE, END OF PERIOD	$(0.000134)	$0.001141

TOTAL NET ASSET VALUE RETURN	(134.52)%	883.83%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$(140,475)	$406,982
Ratios to average net assets:
Net expenses	(112.15)%	143.39%
Net investment loss	97.29%	(140.38)%
Portfolio Turnover Rate	N/A %	N/A %

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

During the period ended June 30, 2006, management of the Company determined that it was both necessary and appropriate to withdraw the Company’s election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (“the Act”).  On August 18, 2006, the Company filed a preliminary prospectus seeking shareholder approval to withdraw its BDC election.  Should the Company succeed in withdrawing the BDC election, the Company would no longer be eligible to report its investments at fair market value.  Rather, controlled companies would be consolidated in the financial statements and minority-held investments would be carried at cost.  See “Valuation of Portfolio Investments” below.

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

The Company’s Board of Directors has approved the withdrawal of the Company’s BDC election and filed a preliminary prospectus on August 18, 2006 to obtain shareholder approval for the withdrawal.  If the Company is successful in withdrawing its BDC election, it will no longer be able to record its portfolio investments at “fair value” as described above.  Rather, controlled investments will be consolidated and minority held investments will be carried at cost.  In light of the Company’s intention to withdraw its BDC election, all controlled investments have been written down to their net asset value as of June 30, 2006 to reflect the value on the Company’s books should these entities be consolidated.  Lines of credit to these entities have been valued at zero since in consolidation they would be eliminated.  Management believes that this approach is the accurate and conservative valuation methodology in light of the decision to withdraw the BDC election.

NOTE 4 – STOCK TRANSACTIONS

During the quarter ended June 30, 2006, the Company issued 600,000,000 shares of restricted common stock to acquire 100% of the issued and outstanding stock of Global Travel Partners, Inc., a Nevada holding company (see Note 2, above).  These shares were issued with a Rule 144 legend based upon the exemption from registration found in Section 4(2) of the Securities Act and/or Regulation D of the Securities Act Rules.  The balance of the purchase price (200 million additional shares of restricted common stock and notes payable of $800,000), is due once GTP has delivered audited financial statements that show the attainment of certain income numbers for the six-month periods ended December 31, 2006 and June 30, 2007.  Until such time, the balance of the purchase price remains in escrow.  If GTP is unable to achieve the necessary revenue numbers, the shares in escrow and the notes will be returned to the Company’s treasury and cancelled (see Note 4 below).  Based on the financial results of GTP for the six month period ended June 30, 2006, and for the preceding twelve months, the Company considers it very unlikely that the shares and notes in escrow will be released.  Accordingly, the 200 million shares in escrow are not included in the issued and outstanding stock calculations, and the $800,000 in notes have not been recorded as a contingent liability, in the accompanying financial statements as of June 30, 2006.

NOTE 5 – ACQUISITION OF GLOBAL TRAVEL PARTNERS, INC.

During the quarter ended June 30, 2006, the Company acquired 100% of the issued and outstanding stock of Global Travel Partners, Inc., a Nevada holding company (see Note 2, above).  The total purchase price for GTP was 800,000,000 shares of restricted common stock and $800,000 in notes payable.  Of this amount, 200 million shares and all of the notes are held in escrow pending the attainment by GTP of certain operational milestones.  As a result, only 600,000,000 shares of restricted common stock have been issued resulting from this transaction.  The 200 million additional shares of restricted common stock are to be released from escrow should  GTP attain certain income numbers for the six-month period ended December 31, 2006.  The notes payable of $800,000 are to be delivered should GTP attain certain net income figures for the six-months ending June 30, 2007.  If GTP is unable to achieve the necessary revenue numbers, the shares and notes in escrow will be returned to the Company and cancelled.  Based on historical operations of GTP, including revenue and income numbers for the six months ended June 30, 2006, the Company considers it highly unlikely that GTP will achieve the income numbers necessary to cause either the shares or the notes to be issued from escrow.  Accordingly, neither the shares in escrow nor the notes are reflecting as outstanding as of June 30, 2006 and were not treated as part of the original consideration paid for GTP.    In the event the balance of the purchase price is paid, the value of the shares and the notes will be reflected as additional goodwill at the time they are released from escrow.    The notes bear interest at the rate of five percent (5%), which commences accruing once the notes are released from escrow.  The notes and all accrued interest are due and payable twenty-four (24) months after they are released from escrow.

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

NOTE 7 – WITHDRAWAL AS A BUSINESS DEVELOPMENT COMPANY

During the period ended June 30, 2006, the Company received a communication from the Enforcement Division of the Commission which indicated that the Commission was of the opinion that the Company had committed several 1940 Act infractions, including the issuance of convertible debentures that violated Section 61 of the 1940 Act and the issuance of preferred stock that violated Section 18 of the 1940 Act.  The possibility of these and other violations called into question whether the Company would be able to return to full compliance with the 1940 Act.

In consideration of the 1940 Act compliance concerns, and the planned future operations of the Company, the Board has evaluated and discussed the feasibility of the Company continuing as a BDC. The Board believes that given the changing nature of the Company’s business and investment focus in international companies, the regulatory regime governing BDC’s is no longer appropriate and will hinder the Company’s future growth.  In addition, given the Commission’s view of past non-compliance with the  1940 Act, the Company is concerned that it may not satisfy the Commission that the Company is in full compliance with the 1940 Act.;  Management is of the opinion that the Company would otherwise be in compliance with the Securities Act of 1933 (“Securities Act”) and the Exchange Act.  Given the size of the existing portfolio investments, and the non-diversified nature of the Company’s portfolio, the Board believes that the Company will not be required to be regulated under the 1940 Act once it withdraws its BDC election.

During the period ended June 30, 2006, the Board unanimously approved the proposal to authorize the Company’s unelection as a BDC as soon as practicable, so that it may begin conducting business as an operating company rather than a BDC subject to the 1940 Act. If the stockholders approve this proposal to permit the Company to withdraw its BDC election, the withdrawal will become effective upon receipt by the SEC of the Company’s application for withdrawal. The Company does not anticipate filing the application of withdrawal until it can be reasonably certain that the Company will not be deemed to be an investment company without the protection of its BDC election. After the Company’s application for withdrawal of its BDC election is filed with the SEC, the Company will no longer be subject to the regulatory provisions of the 1940 Act applicable to BDC’s generally, including regulations related to insurance, custody, composition of its Board, affiliated transactions and any compensation arrangements.  However, the Company will continue to be subject to any enforcement action by the Commission for any violation of the 1940 Act.  If the stockholders approve this Proposal, and the Board does not withdraw the Company’s election to be treated as a BDC within six (6) months from the date of such approval, then the Company will present the matter to the stockholders again for approval prior to filing a withdrawal application.  In addition, if at any time a material change affects the Company, including a change in the Company’s capitalization, prior to the withdrawal being completed, a new proxy will be sent to the Company’s shareholders with a description of the changes, and a new shareholder vote will be requested.

The Company has undertaken several steps to meet the requirements for withdrawal of its election to be treated as a BDC, including: (i) preparing a plan of operations in contemplation of such a change to the status for the Company and (ii) consulting with outside counsel as to the requirements for withdrawing its election as a BDC and exemption or exclusion from being deemed an “investment company” under the 1940 Act. As of the date hereof, the Company believes that the Company meets the requirements for filing an application to withdraw its election to be treated as a BDC.

In the event that the Company withdraws the election to be treated as a BDC and becomes an operating company, the fundamental nature of the Company’s business will change from that of investing in a portfolio of securities, with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of operating businesses, with the goal of generating income from the operations of those businesses.

 The election to withdraw the Company as a BDC under the 1940 Act will result in a significant change in the Company’s method of accounting. The differences in accounting methods are as follows:

(a)

If the withdrawal of the BDC election occurs, the Company will need to report its investments in its subsidiaries and other investments on either the historical cost method or the equity method.  Since all of the Company’s current investments are 100% owned, the equity method of accounting would apply.  The application of this method would result in the consolidation of balance sheets and statements of operations for reporting purposes.

(b)

BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDC’s to recognize income and value their investments at market value as opposed to historical cost. As an operating company, the required financial statement presentation and accounting for securities held will be either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment. Change in the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of it holdings as they occur. Also, as an operating company, the Company would have to consolidate its financial statements with subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.  The Company would no longer be required to file a Schedule of Investments and would no longer be reporting unrealized gains and losses on investments.  Instead, the Company would consolidate the Income Statements of its controlled subsidiaries and show their associated revenues as revenues to the Company.  Likewise, the expenses of consolidated entities would appear as expenses of the Company in the consolidated financial statements.  Any investments that are not eligible for consolidations would be carried on the books at cost, with any gain or loss in value being recognized at the time of disposition.

(c)

Pursuant to APB 20 par. 34 in reporting the changes in a reporting entity, if the Board concludes that accounting changes which result in financial statements that were in effect provide unclear past financial performance, previous financial statements may be reported by restating the financial statements of all prior periods presented in order to show financial information for the new reporting entity for all periods; however, there is no requirement that the Company restate any prior period financial information.

(d)

Once the BDC election is withdrawn, the Company will be eligible to report its financial results under Regulation S-B, applicable to small business issuers.  While the nature of financial information will not materially change, the Company will be reporting balance sheet data for only the current period.  All other financial statements will be presented for the current period and the same period of the immediately preceding year.  As a BDC, the Company has been required to report under Regulation S-X, which mandates, among other things, an additional year of disclosure on all financial statements.

The Company does not believe that the withdrawal of its election to be treated as a BDC will have any impact on its federal income tax status, since it has never elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. (Electing for treatment as a regulated investment company under Subchapter M generally allows a qualified investment company to avoid paying corporate level federal income tax on income it distributes to its stockholders.) Instead, the Company has always been subject to corporate level federal income tax on its income (without regard to any distributions it makes to its stockholders) as a “regular” corporation under Subchapter C of the Code. There will be no change in its federal income tax status as a result of it becoming an operating company.

The financial statements as of June 30, 2006 have not been prepared under the equity method of accounting; however, in light of the Company’s decision to move forward with withdrawing its BDC election, all equity investments have been recorded at their net asset value to reflect the impact on the Company’s balance sheet if these entities were consolidated.  Furthermore, lines of credit to controlled entities have been written off since these would be eliminated in consolidation.  The Company has adopted this approach since, presuming the BDC withdrawal takes place, the lines of credit would be eliminated and the value of the portfolio companies would be their net asset value.  Accordingly, these values are considered to be “fair market.”

NOTE 8 – GOING CONCERN

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

NOTE 9 – SUBSEQUENT EVENTS

On July 17, 2006, the Board of Directors of the Company acting unanimously and after careful review and diligence, determined that it would be in the best interests of the Company to remove Christopher Berlandier from his positions as the Company’s Chief Executive Officer, Chief Compliance Officer, President and Chairman of the Board of Directors. Mr. Berlandier continues to serve as President of the Company’s portfolio investment, Global Financial Exchange.   On August 3, the Company and Mr. Berlandier entered into a Mutual Release and Hold Harmless Agreement under which Mr. Berlandier agreed to resign from the Board of Directors.  As part of this Agreement, the Company agreed to give Mr. Berlandier 100% of the stock in Global Financial Exchange, Inc., a portfolio company in which the Company had an investment of $161. The Mutual Release Agreement provides for a mutual release of claims by the Company and Mr. Berlandier.  A copy of the Mutual Release Agreement was filed as Exhibit 10.1 to the Company’s Form 8-K filed August 3, 2006.

Also, on July 17, 2006, the Board of Directors of the Company acting unanimously voted to appoint Gary Nerison, one of the Company’s Board of Directors, to serve as Interim Chairman of the Board of Directors, Interim Chief Executive Officer, Interim Chief Compliance Officer and Interim President. Mr. Nerison agreed to serve in these positions while the Company seeks to fill the vacancies.

On August 10, 2006, Mr. Berlandier resigned as a member of GTREX Capital, Inc.’s Board of Directors pursuant to the terms of the Mutual Release Agreement. Effective as of the same date, to fill the vacancy created by Mr. Berlandier’s resignation, the Board of Directors appointed Mr. Gary Halverson as a member of the Board of Directors. Mr. Halverson will also serve as a member of the Audit Committee and the Investment Committee. Mr. Halverson entered into an agreement with the Company, effective August 10, 2006. The agreement has a twelve-month term, subject to renewal upon agreement of parties. Under the agreement, he is entitled to a monthly $2,000 fee for services rendered.

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

Management Change

Subsequent to the quarter ending June 30, 2006, the Board of Directors of the Company acting unanimously removed Christopher Berlandier from his positions as the Company’s Chief Executive Officer, Chief Compliance Officer, President and Chairman of the Board of Directors. Mr. Berlandier will continue to serve as President of the Company’s two portfolio investments, Global Financial Exchange and Global Travel Exchange.  The Board of Directors of the Company acting unanimously also voted to appoint Gary Nerison, one of the Company’s Board of Directors, to serve as Interim Chairman of the Board of Directors, Interim Chief Executive Officer, Interim Chief Compliance Officer and Interim President. Mr. Nerison agreed to serve in these positions while the Company seeks to fill the vacancies.

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

During the quarter ending June 30, 2006, the Company received a communication from the Enforcement Division of the Commission which indicated that the Commission was of the opinion that the Company had committed several 1940 Act infractions, including the issuance of convertible debentures that violated Section 61 of the 1940 Act and the issuance of preferred stock that violated Section 18 of the 1940 Act.  The possibility of these and other violations called into question whether the Company would be able to return to full compliance with the 1940 Act.

In consideration of the 1940 Act compliance concerns, and the planned future operations of the Company, the Board has evaluated and discussed the feasibility of the Company continuing as a BDC. The Board believes that given the changing nature of the Company’s business and investment focus in international companies, the regulatory regime governing BDC’s is no longer appropriate and will hinder the Company’s future growth.  In addition, given the Commission’s view of past non-compliance with the  1940 Act, the Company is concerned that it may not satisfy the Commission that the Company is in full compliance with the 1940 Act.;  Management is of the opinion that the Company would otherwise be in compliance with the Securities Act of 1933 (“Securities Act”) and the Exchange Act.  Given the size of the existing portfolio investments, and the non-diversified nature of the Company’s portfolio, the Board believes that the Company will not be required to be regulated under the 1940 Act once it withdraws its BDC election.

On May 1, 2006, the Board unanimously approved the proposal to authorize the Company’s unelection as a BDC as soon as practicable, so that it may begin conducting business as an operating company rather than a BDC subject to the 1940 Act. If the stockholders approve this proposal to permit the Company to withdraw its BDC election, the withdrawal will become effective upon receipt by the SEC of the Company’s application for withdrawal. The Company does not anticipate filing the application of withdrawal until it can be reasonably certain that the Company will not be deemed to be an investment company without the protection of its BDC election. After the Company’s application for withdrawal of its BDC election is filed with the SEC, the Company will no longer be subject to the regulatory provisions of the 1940 Act applicable to BDC’s generally, including regulations related to insurance, custody, composition of its Board, affiliated transactions and any compensation arrangements.  However, the Company will continue to be subject to any enforcement action by the Commission for any violation of the 1940 Act.  If the stockholders approve this Proposal, and the Board does not withdraw the Company’s election to be treated as a BDC within six (6) months from the date of such approval, then the Company will present the matter to the stockholders again for approval prior to filing a withdrawal application.  In addition, if at any time a material change affects the Company, including a change in the Company’s capitalization, prior to the withdrawal being completed, a new proxy will be sent to the Company’s shareholders with a description of the changes, and a new shareholder vote will be requested.

The Company has undertaken several steps to meet the requirements for withdrawal of its election to be treated as a BDC, including: (i) preparing a plan of operations in contemplation of such a change to the status for the Company and (ii) consulting with outside counsel as to the requirements for withdrawing its election as a BDC and exemption or exclusion from being deemed an “investment company” under the 1940 Act. As of the date hereof, the Company believes that the Company meets the requirements for filing an application to withdraw its election to be treated as a BDC.

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

The Company’s Board of Directors has approved the withdrawal of the Company’s BDC election and filed a preliminary prospectus on August 18, 2006 to obtain shareholder approval for the withdrawal.  If the Company is successful in withdrawing its BDC election, it will no longer be able to record its portfolio investments at “fair value” as described above.  Rather, controlled investments will be consolidated and minority held investments will be carried at cost.  In light of the Company’s intention to withdraw its BDC election, all controlled investments have been written down to their net asset value as of June 30, 2006 to reflect the value on the Company’s books should these entities be consolidated.  Lines of credit to these entities have been valued at zero since in consolidation they would be eliminated.  Management believes that this approach is the accurate and conservative valuation methodology in light of the decision to withdraw the BDC election.

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005

During the three months ended June 30, 2006, the Company incurred a net loss of $2,449,892 or approximately ($0.00) per share compared to a net loss of $250,008 or approximately ($0.01) per share for the same period last year.  The Company generated $11,432 of revenue from interest income on loans to the portfolio company in the three month period ended June 30, 2006 compared to no revenue for the same period ended June 30, 2005.

The Company attributes the $2,199,884 increase in net loss for the three month period ended June 30, 2006 compared to the same period ended June 30, 2005 primarily to a $2,393,345 increase in unrealized loss on investments which principally resulted from the acquisition of Global Travel Partners by the issuance of 600 million shares of restricted common stock.  Because of the Company’s decision to withdraw its BDC election, the Company determined it appropriate to recorded Global Travel Partners, and all other controlled companies, at their net asset value to avoid misleading investors.  This valuation methodology resulted in the write off of all intercompany receivables and the write down of equity investments.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

During the six months ended June 30, 2006, the Company incurred a net loss of $2,530,017 or ($0.0049) per share compared to a net loss of $460,686 or ($0.02) per share for the same period last year.  The Company generated $20,876 of revenue from interest income on loans to the portfolio company in the six month period ended June 30, 2006 compared to no revenue for the same period ended June 20, 2005.

The Company attributes the $2,069,331 increase in net loss for the six month period ended June 30, 2006 compared to the same period ended June 30, 2005 to a $2,393,345 increase in unrealized loss on investments.

Liquidity and Capital Resources

The Company’s financial statements present a impairment in terms of liquidity. As of June 30, 2006, the Company had a deficit in working capital of $209,742.  The Company has accumulated $7,412,982 of net operating losses through June 30, 2006, which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its present portfolio companies.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Gary Nerison, our Interim Chief Executive.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Nerison.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2006, the Company issued 600,000,000 shares of restricted common stock to acquire 100% of the issued and outstanding stock of Global Travel Partners, Inc., a Nevada holding company (see Note 2, above).  These shares were issued with a Rule 144 legend based upon the exemption from registration found in Section 4(2) of the Securities Act and/or Regulation D of the Securities Act Rules.  The balance of the purchase price (200 million additional shares of restricted common stock and notes payable of $800,000), is due once GTP has delivered audited financial statements that show the attainment of certain income numbers for the six-month periods ended June 30, 2006 and December 31, 2006.  Until such time, the balance of the purchase price remains in escrow.  If GTP is unable to achieve the necessary revenue numbers, the shares in escrow and the notes will be returned to the Company’s treasury and cancelled (see Note 4 below).  Accordingly, the 200 million shares in escrow are not included in the issued and outstanding stock calculations in the accompanying financial statements as of June 30, 2006.

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

Dated: October 31, 2006

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gary Nerison, certify that:

(1) I have reviewed this quarterly report on Form 10-Q/A of GTREX Capital, Inc;

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

Date: October 31, 2006	By: /s/Gary Nerison Gary Nerison, Interim Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth C. Wiedrich, certify that:

(1) I have reviewed this quarterly report on Form 10-Q/A of GTREX Capital Inc;

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

Date: October 31, 2006	By: /s/ Kenneth C. Wiedrich Kenneth C. Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc.(the "Company") on Form 10-Q/A for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary Nerison, Interim Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/Gary Nerison Gary Nerison Interim Chief Executive Officer October 31, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc. (the "Company") on Form 10-Q/A for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth C. Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth C. Wiedrich Kenneth C. Wiedrich Chief Financial Officer October 31, 2006