Form 10-Q
period 2006-09-30
GTREX CAPITAL, INC.
filed 2006-11-14
CIK 944020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 1,247,133,189 shares of its common stock, $0.0001 par value per share outstanding as of November 8, 2006.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GTREX Capital, Inc Balance Sheets ASSETS
	September 30,	December 31,
	(Unaudited)	(Audited)
Current Assets
Cash	$3,801	$19,450
Total Current Assets	3,801	19,450
Investments (Note 2)
Advance on credit lines- affiliates	-	427,348
Investment - affiliates	37,575	100,000
Total Investments	37,575	527,348
Total Assets	$41,376	$546,798
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$348,420	$91,171
Accrued Interest Payable	11,180	9,585
Payable - credit line	10,241	-
Notes Payable	30,000	39,060
Total Current Liabilities	399,841	139,816
Total Liabilities	399,841	139,816
Stockholders' Equity (Deficit)
Preferred Stock, Authorized 30,000,000 Shares, $0.0001 Par Value, 0 and 100,000 Shares Issued and Outstanding respectively	-	10
Common Stock, Authorized 5,000,000,000 Shares, $0.0001 Par Value,1,045,299,855 and 356,653,582 Shares Issued and Outstanding respectively	104,530	35,665
Additional Paid in Capital	7,167,977	5,254,272
Stock Payable	43,300	-
Retained Deficit	(7,674,272)	(4,882,965)
Total Stockholders' Equity (Deficit)	(358,465)	406,982
Total Liabilities and Stockholders' Equity	$41,376	$546,798

Net Asset Value	$(0.0003)	$0.0011
The accompanying notes are an integral part of these financial statements

GTREX Capital, Inc.
Statements of Changes in Net Assets
	For the Nine	For the Fiscal
	Months Ended	Year Ended
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
OPERATIONS:
Net investment loss	$(280,847)	$(571,339)
Net realized and unrealized gain (loss) on investment transactions	(2,510,460)	(1,223,982)
Net decrease in net assets resulting from operations	(2,791,307)	(1,795,321)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	2,025,860	2,254,225

NET INCREASE (DECREASE) IN ASSET VALUE	(765,447)	458,904

NET ASSETS:
Beginning of Period	406,982	(51,922)

End of Period	$(358,465)	$406,982

The accompanying notes are an integral part of these financial statements

GTREX Capital, Inc.
Schedule of Investments
September 30, 2006
(Unaudited)
INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value
Affiliated
Global Travel Exchange, Inc.	e-Travel	100%	$100,000	$-	(1)
Global Financial Exchange, Inc	credit card	100%	-	-	(2)
Global Travel Partners	travel agencies	100%	1,800,000	37,575	(3)
Worldwide Vacation Partners	travel agencies	100%	-	-	(4)
Total Investment			$1,900,000	$37,575

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit	Fair Value
Affiliated
Global Travel Exchange, Inc.	e-Travel	100%	Credit Line	$-	(1)
Global Financial Exchange, Inc	credit card	100%	Credit Line	-	(2)
Global Travel Partners, Inc	Travel agency	100%	Credit Line	-	(3)
Worldwide Vacation Partners	Travel agency	100%	Credit Line	-	(4)
Total Loans				$-
Total Investment and Loans				$37,575

(1) The Company entered into a credit line agreement for $500,000 with Global Travel Exchange on August 1, 2005.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on August 1, 2008. The Company has subsequently increased the line of Credit to $800,000. Through September 30, 2006 the company has extended $646,686 on the line of credit, including interest.   The fair value of the shares of Global Travel exchange and the Credit Line at the end of the fiscal period ending September 30, 2006 was $0.  The Company recognized an unrealized loss of $746,686 on the operating statement as a result.

(2)  As of September 30, 2006 the Company has advanced Global Financial Exchange $155 including interest on an advance of funds and interest.  The fair value of the Credit Line at the end of the fiscal period was $0.  The Company recognized an unrealized loss of $155 on the operating statement as a result.

(3) The Company received 100% ownership in Global Travel Partners, Inc. (GTP) for the issuance of 600,000,000 shares of common stock. The Company valued the original investment of Global Travel Partners at $1,800,000 based on a GTREX market price of $0.003 per share (600,000,000 shares @ $.003 = $1,800,000).  The fair value of the investment in Global Travel Partners at the end of the fiscal period ending September 30, 2006 is $37,575 based on the net assets of the GTP.   As of September 30, 2006 the Company has advanced Global Travel Partners $597 including interest under an operating line of credit.   The fair value of the Credit Line at the end of the fiscal period was $0.  The Company recognized an unrealized loss of $597 on the operating statement as a result.

(4) The Company has advanced $597 including interest to Worldwide Vacation Partners on an advance of funds.  The fair value of the Credit Line at the end of the fiscal period was $0.  The Company recognized an unrealized loss of $597 on the operating statement as well.

The accompanying notes are an integral part of these financial statements

GTREX Capital, Inc.
Statements of Operations
(Unaudited)
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Investment Revenue	$-	$-	$-	$-
Interest Income	32,886	4,917	12,010	-
Total Revenues	32,886	-	12,010	-
Operating Expenses
General & Administrative	41,571	25,239	10,056	3,728
Administrative fees	102,500	95,798	37,500	20,068
Consulting	15,000	22,500	6,000	-
Investor relations	23,356	22,625	9,052	7,500
Interest expense	2,036	419,921	807	144,490
Professional fees	129,270	66,855	92,770	16,465
Total Operating Expenses	313,733	652,938	156,185	192,251
Net Operating Loss	(280,847)	(652,938)	(144,175)	(192,251)
Other Income (Loss)
Unrealized loss on investments	(2,510,460)	-	(648,035)	-
Total Other Income	(2,510,460)	-	(648,035)	-
LOSS FROM CONTINUING OPERATIONS	(2,791,307)	(652,938)	(792,210)	(192,251)
Income Tax Expense	-	-	-	-
Net Income (Loss)	$(2,791,307)	$(652,938)	$(792,210)	$(192,251)
Net Income (Loss) Per Share	$(0.005)	$(0.013)	$(0.001)	$(0.002)
Weighted Average Shares Outstanding	519,753,397	51,655,209	684,665,432	78,436,735
The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional		Retained
	Preferred Stock		Common Stock		Paid-in	Stock	Earnings
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)
Balance, December 31, 2003	-	$ -	8,419,400	$ 842	$ 2,734,263	$ -	$ (2,310,837)
Warrants exchanged for shares	-	-	400,000	40	-	-	-
Merger and recapitalization, March 2004	-	-	7,937,068	793	(70,915)	-	-
Common stock issued for cash, June & Sept, 2004	-	-	1,467,332	147	247,853	-	-
Common stock issued for services, December 2004	-	-	5,135,000	514	102,186	-	-
Beneficial conversion expense related to convertible debentures	-	-	-	-	20,000	-	-
Net loss for period ended December 31, 2004	-	-	-	-	-	-	(776,807)
Balance, December 31, 2004	-	-	23,358,800	2,336	3,033,387	-	(3,087,644)
Stock issued on conversion of debentures, February through December, 2005	-	-	86,200,000	8,620	417,380	-	-
Beneficial conversion expense related to convertible debentures	-	-	-	-	230,660	-	-
Cancellation of Common Stock, March 5, 2005 with a preferred stock subscription payable	10,000,000	1,000	(5,000,000)	(500)	(500)	-	-
Restricted stock issued for cash, May 31, 2005	-	-	500,000	50	2,450	-	-
Stock issued for cash, June through Dec, 2005	-	-	247,144,782	24,714	346,368	-	-
Cancellation of preferred stock and issuance of restricted common	(9,900,000)	(990)	4,450,000	445	545	-	-
Discount on stock sale	-	-	-	-	1,223,982	-	-
Net Loss for period ended December 31, 2005	-	-	-	-	-	-	(1,795,321)
Balance, December 31, 2005	100,000	10	356,653,582	$ 35,665	$ 5,254,272	$ -	$ (4,882,965)

Cancellation of preferred stock and issuance of restricted common (unaudited)	(100,000)	(10)	100,000	10	-	-	-
Stock issued for conversion of note payable (unaudited)	-	-	3,939,130	394	8,666	-	-
Stock issued for cash, January through March, 2006 (unaudited)	-	-	84,607,143	8,461	165,039	-	-
Restricted stock issued acquisition of Global Travel Partners (unaudited)	-	-	600,000,000	60,000	1,740,000	-	-
Cash received for stock payable (unaudited)	-	-	-	-	-	43,300	-
Net Loss for period ended September 30, 2006 (unaudited)	-	-	-	-	-	-	$ (2,791,307)
Balance, September 30, 2006 (unaudited)	-	$ -	1,045,299,855	$ 104,530	$ 7,167,977	$ 43,300	$ (7,674,272)
The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Financial Highlights

Per Unit Operating Performance:
	For the Nine	For the Fiscal
	Months Ended	Year Ended
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
NET ASSET VALUE, BEGINNING OF PERIOD	$0.000389	$(0.000146)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.000269)	(0.001602)
Net realized and unrealized gain (loss) on investment transactions	(0.002402)	(0.003432)

Total from investment operations	(0.00228)	(0.005179)

Net increase in net assets resulting from stock sales	0.00194	0.006320

NET ASSET VALUE, END OF PERIOD	$(0.000343)	$0.001141

TOTAL NET ASSET VALUE RETURN	(188.08)%	883.83%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$(358,465)	$406,982
Ratios to average net assets:
Net expenses	87.52%	143.39%
Net investment loss	(78.35)%	(140.38)%
Portfolio Turnover Rate	N/A %	N/A %

The accompanying notes are an integral part of these financial statements.

GTREX Capital, Inc.
Statements of Cash Flows
	For the Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(2,791,308)	$(652,938)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Beneficial Conversion Expense	-	411,000
Unrealized loss on investments	2,510,460	-
Changes in Operating Assets and Liabilities:
Increase in Accrued liabilities	1,596	7,340
Increase in Accounts payable	257,249	37,225
Net Cash Used by Operating Activities	(22,003)	(197,373)
Cash Flows from Investing Activities:
Investment in portfolio companies	(220,687)	(351,546)
Net Cash Used by Investing Activities	(220,687)	(351,546)
Cash Flows from Financing Activities:
Common stock issued for cash	216,800	143,000
Proceeds from credit line	10,241	-
Proceeds from convertible debentures	-	411,000
Net Cash from Financing Activities	227,041	554,000
Increase (Decrease) in Cash	(15,649)	5,081
Cash and Cash Equivalents at Beginning of Period	19,450	10,673
Cash and Cash Equivalents at End of Period	$3,801	$15,754
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Conversion of note payable and accrued interest into common stock	$9,060	$-
Acquisition of Global Travel Partners	$1,800,000	$-
Stock Issued on conversion of Debentures	$-	$387,300
Transfer of assets to portfolio company	$-	$23,042
Common stock subscription receivable	$-	$190,000

The accompanying notes are an integral part of these financial statements.

GTREX CAPITAL, INC.

Notes to the Financial Statements

September 30, 2006 and September 30, 2005

NOTE 1 – FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

During the three month period ended September 30, 2006, GTREX, Capital Inc., (the "Company", "GTREX" or "GRXI”) was an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company”.   As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded on a major US Exchange or that has assets less than $4 million.  On February 1, 2005 the Company changed its name to GTREX Capital, Inc. to properly reflect the nature if its business.

As of September 30, 2006, the Company had three portfolio companies: Global Travel Exchange, Inc., Global Travel Partners, Inc. and Worldwide Vacation Partners, Inc., all of which are Nevada corporations. A forth portfolio company, Global Financial Exchange, Inc., was divested in August 2006 (see below). Global Travel Exchange, Inc.  (“GTE”) is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them.

Global Travel Partners, Inc. (“GTP”) is a holding company that controls 100% of two travel companies: Asia World Travel Vancouver, Ltd. and Dominion Pacific Travel, Ltd.  Each of these subsidiaries is a travel agency specializing in international travel.

Worldwide Vacation Partners, Inc. (“WVP”) is a development stage company with no current operations.

The Company’s Board of Directors determined that it was both necessary and appropriate to withdraw the Company’s election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (“the Act”).  On August 18, 2006, the Company filed a preliminary prospectus seeking shareholder approval to withdraw its BDC election.  Should the Company succeed in withdrawing the BDC election, the Company would no longer be eligible to report its investments at fair market value.  Rather, controlled companies would be consolidated in the financial statements and minority-held investments would be carried at cost.  See “Valuation of Portfolio Investments” below.

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

The Company’s Board of Directors has approved the withdrawal of the Company’s BDC election and filed a preliminary prospectus on August 18, 2006 to obtain shareholder approval for the withdrawal.  If the Company is successful in withdrawing its BDC election, it will no longer be able to record its portfolio investments at “fair value” as described above.  Rather, controlled investments will be consolidated and minority held investments will be carried at cost.  In light of the Company’s intention to withdraw its BDC election, all controlled investments have been written down to their net asset value as of September 30, 2006 to reflect the value on the Company’s books should these entities be consolidated.  Lines of credit to these entities have been valued at zero since in consolidation they would be eliminated.  Management believes that this approach is the accurate and conservative valuation methodology in light of the decision to withdraw the BDC election.

NOTE 4 – STOCK TRANSACTIONS

During the nine months ended September 30, 2006, the Company issued 600,000,000 shares of restricted common stock to acquire 100% of the issued and outstanding stock of Global Travel Partners, Inc., a Nevada holding company (see Note 2, above).  These shares were issued with a Rule 144 legend based upon the exemption from registration found in Section 4(2) of the Securities Act and/or Regulation D of the Securities Act Rules.  The balance of the purchase price (200 million additional shares of restricted common stock and notes payable of $800,000), is due once GTP has delivered audited financial statements that show the attainment of certain income numbers for the six-month periods ended December 31, 2006 and June 30, 2007.  Until such time, the balance of the purchase price remains in escrow.  If GTP is unable to achieve the necessary revenue numbers, the shares in escrow and the notes will be returned to the Company’s treasury and cancelled.  Based on the financial results of GTP for the nine month period ended September 30, 2006, and for the preceding twelve months, the Company considers it very unlikely that the shares and notes in escrow will be released.  Accordingly, the 200 million shares in escrow are not included in the issued and outstanding stock calculations and the $800,000 in notes have not been recorded as a contingent liability in the accompanying financial statements as of September 30, 2006.  In the event the balance of the purchase price is paid, the value of the shares and the notes will be reflected as additional goodwill at the time they are released from escrow.  The notes bear interest at the rate of five percent (5%), which commences accruing once the notes are released from escrow.  The notes and all accrued interest are due and payable twenty-four (24) months after they are released from escrow.

During the quarter ended September 30, 2006, the Company received a total of $43,300 from several unrelated individuals in exchange for 126,833,334 shares of restricted common stock which was issued subsequent to September 30, 2006.  As a result, the Company has recorded a stock payable of $43,300 as of September 30, 2006.  The shares were issued with a Rule 144 legend based upon the exemption from registration found in Section 4(2) of the Securities Act.

NOTE 5 – AFFILIATE AND RELATED PARTY TRANSACTIONS

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

Divestiture of Global Financial Exchange, Inc.,

On July 17, 2006, the Board of Directors of the Company acting unanimously and after careful review and diligence, determined that it would be in the best interests of the Company to remove Christopher Berlandier from his positions as the Company’s Chief Executive Officer, Chief Compliance Officer, President and Chairman of the Board of Directors.  On August 3, the Company and Mr. Berlandier entered into a Mutual Release and Hold Harmless Agreement under which Mr. Berlandier agreed to resign from the Board of Directors.  As part of this Agreement, the Company agreed to give Mr. Berlandier 100% of the stock in Global Financial Exchange, Inc., a portfolio company in which the Company had an investment of $161. The Mutual Release Agreement provides for a mutual release of claims by the Company and Mr. Berlandier.  A copy of the Mutual Release Agreement was filed as Exhibit 10.1 to the Company’s Form 8-K filed August 3, 2006.  The Company’s Board of Directors approved the transfer of Global Financial Exchange to Mr. Berlandier and, given the nature of GFE and its fair value, the transaction was not deemed a violation of the 1940 Act.

NOTE 6 – WITHDRAWAL AS A BUSINESS DEVELOPMENT COMPANY

During the nine months ended September 30, 2006, the Company received a communication from the Enforcement Division of the Commission which indicated that the Commission was of the opinion that the Company had committed several 1940 Act infractions, including the issuance of convertible debentures that violated Section 61 of the 1940 Act and the issuance of preferred stock that violated Section 18 of the 1940 Act.  The possibility of these and other violations called into question whether the Company would be able to return to full compliance with the 1940 Act.

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

The Company’s Board unanimously has approved a proposal to withdraw the Company’s election as a BDC as soon as practicable so that it may begin conducting business as an operating company rather than a BDC subject to the 1940 Act. The 1940 Act requires that the decision to withdraw a BDC election be approved by majority vote of shareholders.  The Company has set November 15, 2006 as the date for a shareholder meeting to determine whether to withdraw the BDC election.  If the stockholders approve the proposal to withdraw the BDC election, the withdrawal will become effective upon receipt by the SEC of the Company’s application for withdrawal. The Company does not anticipate filing the application of withdrawal until it can be reasonably certain that the Company will not be deemed to be an investment company without the protection of its BDC election. After the Company’s application for withdrawal of its BDC election is filed with the SEC, the Company will no longer be subject to the regulatory provisions of the 1940 Act applicable to BDC’s generally, including regulations related to insurance, custody, composition of its Board, affiliated transactions and any compensation arrangements.  However, the Company will continue to be subject to any enforcement action by the Commission for any violation of the 1940 Act.  If the stockholders approve this Proposal, and the Board does not withdraw the Company’s election to be treated as a BDC within six (6) months from the date of such approval, then the Company will present the matter to the stockholders again for approval prior to filing a withdrawal application.  In addition, if at any time a material change affects the Company, including a change in the Company’s capitalization, prior to the withdrawal being completed, a new proxy will be sent to the Company’s shareholders with a description of the changes, and a new shareholder vote will be requested.

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

The financial statements as of September 30, 2006 and for the three and nine months then ended have not been prepared under the equity method of accounting; however, in light of the Company’s decision to move forward with withdrawing its BDC election, all equity investments have been recorded at their net asset value to reflect the impact on the Company’s balance sheet should these entities be consolidated.  Furthermore, lines of credit to controlled entities have been written off since these would be eliminated in consolidation.  The Company has adopted this approach since, presuming the BDC withdrawal takes place, the lines of credit would be eliminated and the value of the portfolio companies would be their net asset value.

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from its inception through September 30, 2006.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

The Company has raised a total of $995,442 through the issuance of convertible debentures and common stock since December 2004.  This capital has allowed the Company to sustain operations and make investments.  The Company will have to raise an additional capital to fully implement it business strategy and operate its subsidiaries.  If the Company is unsuccessful in raising capital under terms favorable to the Company, there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to September 30, 2006, the Company issued 75,000,000 shares of restricted common stock in exchange for $30,000 and 126,833,334 shares of restricted common stock for $43,300 that was recorded as a stock payable on the September 30, 2006 balance sheet.  All such shares were issued with a Rule 144 legend based upon the exemption from registration found in Section 4(2) of the Securities Act.

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

Management Change

During the quarter ending September 30, 2006, the Board of Directors of the Company acting unanimously removed Christopher Berlandier from his positions as the Company’s Chief Executive Officer, Chief Compliance Officer, President and Chairman of the Board of Directors. Mr. Berlandier will continue to serve as President of the Company’s two portfolio investments, Global Financial Exchange and Global Travel Exchange.  The Board of Directors of the Company acting unanimously also voted to appoint Gary Nerison, one of the Company’s Board of Directors, to serve as Interim Chairman of the Board of Directors, Interim Chief Executive Officer, Interim Chief Compliance Officer and Interim President. Mr. Nerison agreed to serve in these positions while the Company seeks to fill the vacancies.

Portfolio Investments

As of September 30, 2006, the Company had four portfolio companies: Global Travel Exchange, Inc., Global Financial Exchange, Inc., Global Travel Partners, Inc. and Worldwide Vacation Partners, Inc., all of which are Nevada corporations. Global Travel Exchange, Inc.  (“GTE”) is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them.

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

The Company’s Board of Directors has approved the withdrawal of the Company’s BDC election and filed a definitive proxy statement on October 10, 2006 to obtain shareholder approval for the withdrawal.

On May 1, 2006, the Board unanimously approved the proposal to authorize the Company’s unelection as a BDC as soon as practicable, so that it may begin conducting business as an operating company rather than a BDC subject to the 1940 Act.  The Company a definitive proxy statement on October 10, 2006 to obtain shareholder approval for the withdrawal, if the stockholders approve this proposal to permit the Company to withdraw its BDC election, the withdrawal will become effective upon receipt by the SEC of the Company’s application for withdrawal. The Company does not anticipate filing the application of withdrawal until it can be reasonably certain that the Company will not be deemed to be an investment company without the protection of its BDC election. After the Company’s application for withdrawal of its BDC election is filed with the SEC, the Company will no longer be subject to the regulatory provisions of the 1940 Act applicable to BDC’s generally, including regulations related to insurance, custody, composition of its Board, affiliated transactions and any compensation arrangements.  However, the Company will continue to be subject to any enforcement action by the Commission for any violation of the 1940 Act.  If the stockholders approve this Proposal, and the Board does not withdraw the Company’s election to be treated as a BDC within six (6) months from the date of such approval, then the Company will present the matter to the stockholders again for approval prior to filing a withdrawal application.  In addition, if at any time a material change affects the Company, including a change in the Company’s capitalization, prior to the withdrawal being completed, a new proxy will be sent to the Company’s shareholders with a description of the changes, and a new shareholder vote will be requested.

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

The Company’s Board of Directors has approved the withdrawal of the Company’s BDC election and filed a definitive proxy statement on October 10, 2006 to obtain shareholder approval for the withdrawal.  If the Company is successful in withdrawing its BDC election, it will no longer be able to record its portfolio investments at “fair value” as described above.  Rather, controlled investments will be consolidated and minority held investments will be carried at cost.  In light of the Company’s intention to withdraw its BDC election, all controlled investments have been written down to their net asset value as of September 30, 2006 to reflect the value on the Company’s books should these entities be consolidated.  Lines of credit to these entities have been valued at zero since in consolidation they would be eliminated.  Management believes that this approach is the accurate and conservative valuation methodology in light of the decision to withdraw the BDC election.

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

During the three months ended September 30, 2006, the Company incurred a net loss of $792,210 or approximately ($0.001) per share compared to a net loss of $192,251 or approximately ($0.002) per share for the same period last year.  The Company generated $12,010 of revenue from interest income on loans to the portfolio company in the three month period ended September 30, 2006 compared to no revenue for the same period ended September 30, 2005.

The Company attributes the $599,959 increase in net loss for the three month period ended September 30, 2006 compared to the same period ended September 30, 2005 primarily to a $648,035 increase in unrealized loss on investments which principally resulted from the acquisition of Global Travel Partners by the issuance of 600 million shares of restricted common stock.  Because of the Company’s decision to withdraw its BDC election, the Company determined it appropriate to recorded Global Travel Partners, and all other controlled companies, at their net asset value to avoid misleading investors.  This valuation methodology resulted in the write off of all intercom any receivables and the write down of equity investments.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

During the nine months ended September 30, 2006, the Company incurred a net loss of $2,791,307 or ($0.005) per share compared to a net loss of $652,938 or ($0.013) per share for the same period last year.  The Company generated $32,886 of revenue from interest income on loans to the portfolio company in the six month period ended September 30, 2006 compared to no revenue for the same period ended September 30, 2005.

The Company attributes the $2,138,369 increase in net loss for the nine month period ended September 30, 2006 compared to the same period ended September 30, 2005 to a $2,510,460 increase in unrealized loss on investments.

Liquidity and Capital Resources

The Company’s financial statements present a impairment in terms of liquidity. As of September 30, 2006, the Company had a deficit in working capital of $396,040.  The Company has accumulated $7,674,272 of net operating losses through September 30, 2006, which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its present portfolio companies.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Cash used in investing activities during the nine month period ended September 30, 2006 was $220,687. This amount was invested into the Company’s portfolio investments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2006, the Company issued 600,000,000 shares of restricted common stock to acquire 100% of the issued and outstanding stock of Global Travel Partners, Inc., a Nevada holding company.  These shares were issued with a Rule 144 legend based upon the exemption from registration found in Section 4(2) of the Securities Act and/or Regulation D of the Securities Act Rules.  The balance of the purchase price (200 million additional shares of restricted common stock and notes payable of $800,000), is due once GTP has delivered audited financial statements that show the attainment of certain income numbers for the six-month periods ended December 31, 2006 and June 30, 2007.  Until such time, the balance of the purchase price remains in escrow.  If GTP is unable to achieve the necessary revenue numbers, the shares in escrow and the notes will be returned to the Company’s treasury and cancelled.  Based on the financial results of GTP for the nine month period ended September 30, 2006, and for the preceding twelve months, the Company considers it very unlikely that the shares and notes in escrow will be released.  Accordingly, the 200 million shares in escrow are not included in the issued and outstanding stock calculations and the $800,000 in notes have not been recorded as a contingent liability in the accompanying financial statements as of September 30, 2006.  In the event the balance of the purchase price is paid, the value of the shares and the notes will be reflected as additional goodwill at the time they are released from escrow.  The notes bear interest at the rate of five percent (5%), which commences accruing once the notes are released from escrow.  The notes and all accrued interest are due and payable twenty-four (24) months after they are released from escrow.

During the quarter ended September 30, 2006, the Company received a total of $43,300 from several unrelated individuals in exchange for 126,833,334 shares of restricted common stock which was issued subsequent to September 30, 2006.  As a result, the Company has recorded a stock payable of $43,300 as of September 30, 2006.  The shares were issued with a Rule 144 legend based upon the exemption from registration found in Section 4(2) of the Securities Act.

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

Dated: November 14, 2006

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

Date: November 14, 2006	By: /s/Gary Nerison Gary Nerison, Interim Chief Executive Officer

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

Date: November 14, 2006	By: /s/ Kenneth C. Wiedrich Kenneth C. Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc.(the "Company") on Form 10-Q for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary Nerison, Interim Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/Gary Nerison Gary Nerison Interim Chief Executive Officer November 14, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTREX Capital, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth C. Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth C. Wiedrich Kenneth C. Wiedrich Chief Financial Officer November 14, 2006