Form 10KSB
period 2006-12-31
GTREX CAPITAL, INC.
filed 2007-05-09
CIK 944020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act

of 1934 For the Fiscal Year Ended December 31, 2006

Commission File Number: 333-5874

GTREX CAPITAL, INC.
(Name of small business issuer in its charter)
Delaware	13-4171971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43180 Business Park Drive, Suite 202, Temecula, California	92590
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (951) 587-9100

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

State issuer’s net revenues for its most recent fiscal year: $57,261.

As of May 3, 2007, the aggregate market value of the voting stock held by non-affiliates was $6,481,096, based on based upon the closing price of $0.0034 reported for such date on The OTC Bulletin Board.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not Applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

As of May 3, 2007 there were 1,964,319,722 shares of the issuer's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

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

ITEM 1.

DESCRIPTION OF BUSINESS

Until November 16, 2006, GTREX, Capital Inc., (the “Company” or “GRXI”) was a closed-end, non-diversified management investment company reporting under the Investment Company Act of 1940 as a “Business Development Company”. GTREX Capital, Inc. was incorporated under the laws of the state of Delaware under the name of Apollo Holdings, Inc. and was originally engaged in the business of creating anti-piracy software. The Company abandoned the original business plan due to difficulties faced by the Company in creating sustainable business in both our business models relating to anti-piracy software services that was offered to corporations with digital assets and the competition in web-based business-to-business intellectual property exchanges.  The Company sought other business opportunities and in March of 2004 completed a merger with GTREX, Inc. a privately held Delaware Corporation that was incorporated on June 14, 1999 to engage in the travel and tourism business. The Company, in anticipation of the merger, changed its name from Apollo Holdings, Inc. to GTREX, Inc. on February 24, 2004. The Company exchanged 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company of which 7,942,068 shares have been issued.  The reorganization was recorded as a reverse acquisition using the purchase method of business combination.  In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of GTREX, Inc.  The shares issued to the shareholders of Global Travel Exchange, Inc. have been stated retroactively, as though a 3 for 1 stock split occurred.  The reverse merger adjustment is therefore all the shares held by the GTREX Inc. shareholders prior to the acquisition.

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

On November 16, 2006, the Company filed Form N-54C to formally withdraw its BDC election.   Historically, the Company intended to seek out investment securities as its core business.  The Company has determined, however, that in the current environment it would be better served to focus its efforts on the operation of its existing businesses rather than act as a passive investor.   In consideration of the planned future operations of the Company and its existing operations, some of which are foreign operated, the Board has evaluated and discussed the feasibility of the Company continuing as a BDC. The Board believes that given the changing nature of the Company’s business and investment focus from investing, reinvesting, owning, holding, or trading in investment securities toward that of an operating company whose focus will be on acquisitions of controlling investments in operating companies and assets, that the regulatory regime governing BDC’s is no longer appropriate and will hinder the Company’s future growth. In addition, the Company was notified by a staff attorney at the Securities and Exchange Commission ("Commission") that the capital structure of the Company has not historically been compliant with 1940 Act provisions.  The Company believes that conforming its capital structure to the 1940 Act would be not only impractical but would also not ameliorate the Company’s past violations.

At present, the only subsidiary company is Global Travel Exchange, Inc., a Nevada corporation. Global Travel Exchange, Inc. (“GTE”) is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them, obviating the need and cost of the traditional Global Distribution Systems (GDS).

Employees

The Company currently has one employee, Ronald Lindsay, the Company’s Interim President.

Compliance with the Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders.  Many of these requirements will affect us.  For example:

-

Our interim president and principal accounting officer must now certify the accuracy of the financial statements contained in our periodic reports;

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

Code of Ethics and Audit Committee Charter

The Board of Directors of the Company adopted a Code of Ethics and an Audit Committee Charter

The Code of Ethics applies to our directors, principal executive officers, principle financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Company;

•

Compliance with applicable governmental laws, rules and regulations;

•

The prompt internal reporting of violations of the Code; and

•

Accountability for adherence to the Code.

The Board of Directors monitors the actions of the Company’s officers and directors to ensure compliance with the Code of Ethics.  Violations are brought to the attention of the Chairman and or appropriate government agencies, as necessary and appropriate.

GTREX Capital’s code of ethics is filed as an exhibit to this Form 10-KSB.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of its activities to the Board.  Such responsibilities shall include but not be limited to the selection, and if necessary the replacement of, the Company's independent auditors; the review and discussion with such independent auditors and the Company's internal audit department  (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-K. GTREX Capital Inc.’s audit committee charter was filed as an exhibit to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2005 filed on April 27, 2006.

ITEM 2.

DESCRIPTION OF PROPERTY

            GTREX Capital, Inc. subleases approximately 2,337 square feet in Temecula, CA which serves as the corporate headquarters. The Company uses this space on a month-to-month basis as part of its management contract with Javelin Advisory Group.  The Company’s subsidiary, Global Travel Exchange, also leases a small office space in Aliso Viejo, California on a month-to-month basis at a rate of US $1,125 per month.

Management believes that its facilities are adequate for its present business.

ITEM 3.

LEGAL PROCEEDINGS

GTREX, Inc was named a defendant in a case entitled Mark Aronson V. GTREX, Inc. which was filed August 2004.2006 in  Civil  court. The plaintiff sued GTREX along with thousands of other companies for sending email or fax spam. Although the Company does not arrange or send out any mass mailing, faxes or email, it chose not to defend itself because the legal cost of such defense was projected to that of the potential judgment. Judgment was awarded to the plaintiff on in the amount of $9,300.00, which has been recorded as a liability in the accompanying financial statements.  In June 2006, the Company settled for $5,000.   As of April 10, 2007, the Company has made payments totaling $3,000, leaving a balance due of $2,000 to Mark Aronson.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of GTREX Capital, Inc. was held on November 15, 2006.  Proxies for the meeting were solicited pursuant to Regulation 14A. The following proposals were voted upon, and approved, by a majority of shareholders:

1) To elect to the Board of Directors five (5) directors, Gary Halverson, Robert McCoy, James Bickel, Gary Nerison and Douglas Perkins to serve until the next Annual Meeting of Stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal;

2) To ratify the appoint Chisholm, Bierwolf and Nilson as the Company’s independent auditing firm for the fiscal year ended December 31, 2006;

3) To ratify the appointment of Parsons Law Firm as the Company’s general counsel; and

4) To consider and vote upon a proposal to authorize the Board to withdraw the Company’s election to be treated as a business development company (“BDC”) pursuant to Section 54(c) under the Investment Company Act of 1940; and

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company’s Common Stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “GRXI”. The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter of the years ended December 31, 2006 and 2005, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low	Quarterly Close
3/31/2005	0.039	0.033	0.036
6/30/2005	0.015	0.012	0.013
9/30/2005	0.010	0.008	0.009
12/31/2005	0.007	0.007	0.007
3/31/2006	0.01	0.01	0.01

6/30/2006	0.007	0.006	0.006
9/30/2006	0.004	0.004	0.004
12/31/2006	0.002	0.002	0.002

Holders of record

As of December 31, 2006 there were approximately 172 shareholders of record of the Company’s common stock.

Dividends

The Company has never paid a cash dividend on its common stock. Payment of dividends is at the discretion of the Board of Directors.  The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ending December 31, 2006, the Company issued 88,546,273 shares of common stock exempt from registration under regulation E for cash of $182,560.  The Company placed 81,500,000 of these shares into an escrow account, in the name of Sequoia International, these shares are voted by the Company’s board of directors and cannot be resold while in escrow.  During this same period, the Company issued 235,166,667 restricted shares for cash of $82,218.

On March 2, 2007, the Company entered into a Settlement Agreement with Sequoia International, Inc., which had purchased the note payable from Elleipsis, Inc. on March 1, 2007.  Under the terms of the Elleipsis note payable, the Company was required to pay remaining principal of $190,000 plus accrued interest on March 1, 2007 to satisfy the note.  The Company defaulted on this payment and Sequoia filed an action against the Company in the 12th Judicial Circuit Court.  The settlement agreement provided for the Company to issue a total of 934,000,000 shares of common stock for full satisfaction and release of the obligation.  The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow in the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF PERATION

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

OVERVIEW

At December 31, 2006, the Company had one operating subsidiary, Global Travel Exchange, Inc., a Nevada corporation (“GTE”).  GTE offers an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide.  GTE searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. GTE will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them.

On November 16, 2006, the Company’s shareholders voted to withdraw the Company’s BDC election and cease operating as an investment company.  The decision to withdraw the BDC election was prompted principally to allow the Company to focus its operations and finances on bringing the Global Travel Exchange product to market.  In addition, the Company’s operations no longer were representative of those of an investment company, which would result in the Company’s inability to comply with the provisions of the Investment Company Act of 1940.  On November 16, 2006, the Company filed Form N-54C to formally withdraw its BDC election.

The Company agreed to dissolve the previous acquisition of Global Travel Partners, Inc., a Nevada company.  Global Travel Partners (“GTP”) is a holding company with travel related business operations located in Vancouver, British Columbia.  The Company acquired a 100% ownership interest in GTP on March 5, 2006 by issuing 600 million shares of restricted common stock and notes payable of $800,000.  Of the total purchase price, 200 million shares and all of the notes payable were placed in escrow pending the attainment by GTP of certain financial results during 2006.  The transaction contemplated the additional acquisition of affiliated companies; however, such follow-on acquisitions did not take place and the GTP operations failed to generate any significant revenues.  Under the terms of the dissolution, the Company agreed to return ownership of GTP to the prior owners in exchange for the cancellation of all shares and notes in escrow and the return of 400 million shares of GTREX stock.  The Company intends to cancel all shares issued in connection with the GTP acquisition.  The transaction was completed subsequent to the year ended December 31, 2006.

Currently, there are no commitments for material expenditures. It should be noted the Company’s auditors Chisholm, Beirwolf & Nilson have expressed in their audit opinion letter there is substantial doubt about the Company’s ability to continue as a going concern.

Administrative Services Agreement

On June 1, 2006, the Company entered into an administrative services contract with Javelin Advisory Group, Inc., to furnish the Company with bookkeeping, clerical and record keeping services.  Javelin Advisory Group will perform or oversee the performance of the Company’s required administrative services.  These services eliminate virtually all overhead costs and free up present staff to concentrate on revenue generating activities.

RESULT OF OPERATIONS

Operating Expenses

Operating expenses were $675,347 for the 12 months ended December 31, 2006 compared to operating expenses of $879,502 for the year ended December 31, 2005.   Current year operating expenses consisted principally of $264,685 in professional and consulting fees and $140,000 in administrative fees.

For the year ended December 31, 2006 the Company had a net loss of $1,812,132 compared to a net loss of $2,302,535 for the year ended December 31, 2005.  The Company attributes the net loss for 2006 primarily to a $1,195,836 loss on disposal of investments. The Company expects to continue to incur losses over the next twelve months.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of December 31, 2006 the Company had $411,779 in current liabilities which exceeded current assets by $388,201.  The Company has accumulated $7,202,313 of net operating losses through December 31, 2006 which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  The potential tax benefit of the net operating loss carryforwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  The Company's strategy in 2007 consists of remaining focused on acquiring technology companies, staying updated on distribution technology, acquiring new clients and to raise additional debt and/or equity financing to allow the Company to continue in operation and satisfy its financial obligations.

In order to implement the above strategy, the Company will be required to raise additional capital in the coming twelve months since cash flows from operations are insufficient to sustain the current level of operations.  Management is exploring multiple sources for raising such capital including the use of both debt and equity financing, joint ventures, partnerships and licensing contracts.  However, there are currently no definite plans or commitment for raising adequate capital to both sustain operations and implement the business plan.  If the Company is unable to obtain sufficient capital on favorable terms, there is substantial doubt about the Company’s ability to continue as a going concern.

ITEM 7.

FINANCIAL STATEMENTS

See the financial statements annexed to this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 8B.

OTHER INFORMATION

Not applicable.

PART III.

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) FO THE EXCHANGE ACT

The executive officers and directors of the Company as of March 26, 2007 are as follows:

Name	Age	Position
Ronald Lindsay	46	Interim President
Gary Nerison	68	Chairman of the Board of Directors, Secretary and Treasurer
Robert McCoy	63	Director
James Bickel	69	Director of Operations and Director

The business experience of each of the persons listed above is as follows:

Ronald Lindsay, Interim President - Mr. Lindsay has an extensive background and experience in the travel industry including working and consulting with several major airlines, owning and operating a corporate/leisure travel agency.  As president/director of Lead Strategic Consulting, Mr. Lindsay worked and consulted with travel suppliers and was responsible for the development and introduction of new educational communication concepts. As the owner of numerous travel agencies, Mr. Lindsay was responsible for all aspects of the business including management of key personnel and activities related to the expansion of the business. Mr. Lindsay has also extensively consulted in marketing operations in which he facilitated concept, development, production and execution of advertising campaigns, multimedia projects, sales strategy, production and promotions. Mr. Lindsay is co-founder (1998) and current president of GTREX Capital, Inc.’s wholly owned subsidiary, Global Travel Exchange. He has been instrumental in building key relationships within the travel market for Global Travel Exchange. Mr. Lindsay also is experienced in all aspects of travel infrastructure design and has vast knowledge of travel distribution systems. Mr. Lindsay studied engineering at the University of Florida and Hospitality/Business at Newbury College.

Gary Nerison, Chairman of the Board of Directors, Secretary and Treasurer – Mr. Nerison is an experienced entrepreneur in commercial real estate and loan brokerage companies. With his rich business commercial real estate background, over the last 36 years, Mr. Nerison has initiated and led to growth several commercial real estate and loan brokerage companies. In 1998, he founded a loan brokerage firm placing venture loans for new business, which he still currently manages.  Since 2002, he has been the Co-founder and President of World Health and Education Foundation, a charitable organization.  Mr. Nerison attended Augustana College in Sioux Falls, South Dakota with Major in Economics.  Mr. Nerison also serves on the Board of Directors of Franchise Capital Corporation and S3 Investment Company, Inc.

James Bickel, Director of Operations and Director – Mr. Bickel has over 40 years’ experience in sales and senior management positions with manufacturing based companies: as the president of Allison Spring and Manufacturing (1968-1973), Bicor Machinery and Manufacturing (1974-1979), and Keel Corporation (1980-1986), all California based manufacturing companies of high tech metal parts and assemblies. From 1986 through 2002 Mr. Bickel served as vice president of Uniglobe USA and president of Uniglobe Midpacific assisting in building a national travel franchise system with over 900 locations and later built golf retail franchise system. Since 2002 Mr. Bickel has acted as vice president and secretary of World Health and Education Foundation and as vice chairman of MedChannel LLC, a medical device company serving radiology and surgical markets.  Mr. Bickel currently serves as Chief Executive Officer, President of S3 Investment Company, Inc. and serves on the Board of Directors of CLX Investment Company, Inc. and Franchise Capital Corporation.

Robert McCoy, Director – Mr. McCoy is an experienced senior executive.  As president of Marquis Elevator, Inc. from 1975 to 1990, he built and then later sold the largest independent elevator company in Nevada.  Subsequent to selling Marquis Elevator, Mr. McCoy was the General Manager of Canyon Investments, Inc. in Las Vegas Nevada from 1990 to 1996.  From 1996 until 2001, Mr. McCoy served as Facilities Manager for the Church of Jesus Christ of Latter Day Saints, responsible for 487,000 square feet of facilities in the Las Vegas area.  Mr. McCoy is a graduate of the University of Tennessee.  Mr. McCoy is presently retired and also serves as Interim Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors of CLX Investment Company, Inc. and Chairman of the Board of Directors of Franchise Capital Corporation.

Meetings

During the year ended December 31, 2006 the Board of Directors met informally on 9 occasions.  All Board actions were taken by resolution of unanimous consent in lieu of board meetings.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table contains compensation data for our named executive officers for the fiscal years ended December 31, 2006 and 2005.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Berlandier (1)	2006	22,300	-	-	-	-	-	-	22,300
	2005	51,500	-	-	-	-	-	-	51,500
Kenneth Wiedrich(2)	2006	-	-	-	-	-	-	-	-
	2005	-	-	-	-	-	-	-	-
Gary Nerison (3)	2006	14,000	-	-	-	-	-	-	14,000

(1) Mr. Berlandier served as Chief Executive Officer and President from August 2004 to July 2006.

(2) Mr. Wiedrich served as Secretary and Chief Financial Officer from December 2004 to March 2007. Mr. Wiedrich received compensation from Javelin Advisory Group, which had an administrative service contract with the Company.

(3) Mr. Nerison served as Interim Chief Executive Officer, Chief Compliance Officer and President from July 2006 to February 2007.

Employment Contract

On March 1, 2007, the Company entered into an employment contract with the Company's president, Ronald Lindsay.  Pursuant to the employment contract, Mr. Lindsay will serve as president for an employment term through February 28, 2008. Mr. Lindsay is entitled to an annual base salary of $24,000 and 10,000,000 (ten million) restricted shares of the Company’s common stock.

Director Compensation

The following table contains compensation data for our board of directors for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Gary Nerison	2,000	17,000(1)	-	-	-	-	$14,000
James Bickel	8,000	11,000(1)	-	-	-	-	$19,000
Robert McCoy	2,000	5,384,800(1)	-	-	-	-	$15,462
Douglas Perkins	2,000	4,800,000(1)	-	-	-	-	$14,000
Gary Halverson	-	1,600,000(1)	-	-	-	-	$4,000

(1) Shares issued from Compensation Plan for Employees, Officers, Directors and Consultants on S-8 Registration Statement filed with the Commission on November 22, 2006.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2006, except as provided in the next sentence, there was compliance with the Form 3, Form 4 and Form 5 filing requirements applicable to its officers, directors and 10% stockholders.  James Bickel filed a Form 4 on March 28, 2007, Robert McCoy filed a Form 4 on March 29, 2007 and Gary Halverson filed a Form 4 on April 4, 2007 to report transactions that occurred during the year ended December 31, 2006.  Gary Nerison has yet to file his Form 4 to report stock transactions during the year ended December 31, 2006.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table sets forth information, to the best knowledge of the Company, as of May 3, 2007 with respect to each person known by GTREX Capital, Inc. to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name/Position Address(1)	No. of Shares Beneficially Owned	Class	Percent of Class(2)
Ronald Lindsay Interim President	11,800,000	Common	1%
Gary Nerison Chairman of the Board of Directors, Secretary and Treasurer	23,556,242	Common	1%
James Bickel Director of Operations and Director	17,374,000	Common	1%
Robert McCoy Director	5,384,800	Common	*
All directors and executive officers as a group (4 persons)	58,115,042	Common	3%
Sequoia International, Ltd. c/o Corporate Capital Formation, Inc. 2724 Otter Creek Ct., # 101 Las Vegas, NV 89117-1732	-0-(3)	Common	*

(1) Unless indicated otherwise, the address for each of the above listed is c/o GTREX Capital, Inc.,

43180 Business Park Drive Suite 202, Temecula, CA 92590.

(2) The above percentages are based on 1,964,319,722 shares of common stock outstanding as of May 3, 2007.

(3) Shares issued to Sequoia are held in an escrow account to prevent the resale without consent of GTREX Capital.  Further, while the shares are in escrow, the shares are voted by the GTREX Capital Board of Directors.  Since Sequoia has neither the right to vote the shares nor the right to dispose of them, Sequoia does not meet the technical definition of beneficial ownership of the escrow shares.  Were Sequoia to be considered the beneficial owner, Sequoia would control 1,280,666,549 shares, which is approximately 65% of the Company’s issued and outstanding common stock.  The address listed for Sequoia is that of its registered U.S. agent for service.

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

On June 6, 2006, the Company entered into an administrative services contract with Javelin Advisory Group, Inc., to furnish the Company with bookkeeping, clerical and record keeping services.  Javelin will perform or oversee the performance of the Company’s required administrative services.  These services eliminate virtually all overhead costs and free up present staff to concentrate on revenue generating activities.  During the year ended December 31, 2006 the Company’s Chief Financial Officer and Secretary, Kenneth Wiedrich, was a full-time employee of Javelin and received no specific compensation from GTREX Capital for services performed.

ITEM 13.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See index to financial statements and supporting schedules.

(a)(3)

Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference from GTREX Capital’s Registration Statement on Form SB-2 filed on April 12, 2001.
3.2	Bylaws	Incorporated by reference from GTREX Capital’s Registration Statement on Form SB-2 filed on April 12, 2001.
14	Code of Ethics adopted March 27, 2007	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99(i)	Audit Committee Charter adopted February 9, 2005	Incorporated by reference from GTREX Capital’s Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2005 filed on April 27, 2006.

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements and reviews of the financial statements included in the Company's Forms 10-KSB for fiscal 2006 and 2005 were approximately $12,000 and $16,000, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2006 and 2005 were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2007	GTREX Capital, Inc. /s/ Ronald Lindsay Ronald Lindsay Interim President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gary Nerison
Gary Nerison	Chairman of the Board of Directors	May 4, 2007

/s/ James Bickel
James Bickel	Director	May 4, 2007

/s/ Robert McCoy
Robert McCoy	Director	May 4, 2007

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF PRINICPLE EXECUTIVE OFFICER

I, Ronald Lindsay, President (Principle Executive Officer) certify that:

(1)   I have reviewed this annual report on Form 10-KSB of GTREX Capital, Inc.;

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

Date: May 4, 2007	By: /s/ Ronald Lindsay
Ronald Lindsay, President (Principal Executive Officer)

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF PRINCIPLE ACCOUNTING OFFICER

I, Gary Nerison, Treasurer (Principle Accounting Officer) certify that:

(1)   I have reviewed this annual report on Form 10-KSB of GTREX Capital, Inc.;

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

Date: May 4, 2007	By: /s/ Gary Nerison
Gary Nerison, Treasurer (Principle Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GTREX Capital, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ronald Lindsay, President (Principle Executive Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Ronald Lindsay

Ronald Lindsay

President (Principle Executive Officer)

May 4, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GTREX Capital, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary Nerison, Treasurer (Principle Accounting Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Gary Nerison

Gary Nerison

Treasurer, (Principle Accounting Officer)

May 4, 2007

GTREX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
GTREX Capital, Inc.

We have audited the accompanying balance sheet of GTREX Capital, Inc. as of December 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  GTREX Capital, Inc. at December 31, 2006, and the results of its operations and cash flows for the years ended December 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that GTREX Capital, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, GTREX Capital, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT

April 5, 2007

3

GTREX Capital, Inc Consolidated Balance Sheet ASSETS
December 31, 2006

Current Assets
Cash	$49
Prepaid expense	19,779
Deposits	3,750
Total Current Assets	23,578
Property and equipment, net of depreciation	26,510
Other Assets
Licenses, net of amortization	263,737
Total Other Assets	263,737
Total Assets	$313,825
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$221,779
Debenture Payable	190,000
Total Current Liabilities	411,779
Total Liabilities	411,779
Stockholders' Deficit
Preferred Stock, Authorized 30,000,000 Shares, $0.0001 Par Value, 0 Shares Issued and Outstanding	-
Common Stock, Authorized 5,000,000,000 Shares, $0.0001 Par Value,1,020,319,722 Shares Issued and Outstanding	102,032
Additional Paid in Capital	7,002,327
Retained Deficit	(7,202,313)
Total Stockholders' Deficit	(97,954)
Total Liabilities and Stockholders' Deficit	$313,825

The accompanying notes are an integral part of these consolidated financial statements

GTREX Capital, Inc.
Consolidated Statements of Operations
	For the Year Ended December 31,	For the Year Ended December 31,
	2006	2005
Revenues
Payment from agencies	$57,261	$43,500
Total Revenues	57,261	43,500
Operating Expenses
Administrative fees	140,000	127,121
Amortization expense	54,664	36,348
Consulting	52,425	60,800
Depreciation expense	9,067	9,760
Investor relations	34,798	32,625
Licenses expense	24,000	165,895
Professional fees	212,260	252,444
Rent or Lease expense	53,394	41,316
Travel and entertainment	40,945	42,782
General & Administrative expenses	53,794	110,411
Total Operating Expenses	675,347	879,502
Net Operating Loss	(618,086)	(836,002)
Other Income (Loss)
Interest expense	(9,916)	(12,416)
Other income	525	525
Beneficial conversion expense	-	(1,454,642)
Forgiveness of debt	11,181	-
Loss on disposal of investments	(1,195,836)	-
Total Other Loss	(1,194,046)	(1,466,533)
Loss from Continuing Operations	(1,812,132)	(2,302,535)
Income Tax Expense	-	-
Net Loss	$(1,812,132)	$(2,302,535)
Net Loss Per Share	$(0.003)	$(0.017)
Weighted Average Shares Outstanding	585,085,841	137,266,871

The accompanying notes are an integral part of these consolidated financial statements.

GTREX Capital, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, December 31, 2004	-	$-	23,358,800	$2,336	$3,033,387	$(3,087,646)
Stock issued on conversion of debentures	-	-	86,200,000	8,620	417,380	-
Beneficial conversion expense related to convertible debentures	-	-	-	-	230,660	-
Cancellation of Common Stock with a preferred stock subscription payable	10,000,000	1,000	(5,000,000)	(500)	(500)	-
Restricted stock issued for cash	-	-	500,000	50	2,450	-
Stock issued for cash	-	-	247,144,782	24,714	346,368	-
Cancellation of preferred stock and issuance of restricted common	(9,900,000)	(990)	4,450,000	445	545	-
Discount on stock sale	-	-	-	-	1,223,982	-
Net loss for year ended December 31, 2005	-	-	-	-	-	(2,302,535)
Balance, December 31, 2005	100,000	10	356,653,582	35,665	5,254,272	(5,390,181)
Cancellation of preferred stock and issue common	(100,000)	(10)	100,000	10	-	-
Stock issued for cash	-	-	323,712,940	32,371	232,407	-
Stock issued for services	-	-	139,853,200	13,985	335,648	-
Stock issued for cancellation of Vancouver (agreement)	-	-	200,000,000	20,000	1,180,000
Net loss for year ended December 31, 2006	-	-	-	-	-	(1,812,132)
Balance, December 31, 2006	-	$-	1,020,319,722	$102,032	$7,002,327	$(7,202,313)

The accompanying notes are an integral part of these consolidated financial statements.

GTREX Capital, Inc.
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2006	2005

Cash Flows from Operating Activities:
Net Loss	$(1,812,132)	$(2,302,536)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Deposits	(17,384)	(6,145)
Amortization	54,664	36,348
Depreciation	9,067	9,760
Stock issued for services	349,633	-
Beneficial conversion expense	-	230,660
Discount on stock sale	-	1,223,982
Loss on disposal of investments	1,195,836	-
Gain on disposal of assets	(1,160)	-
Changes in Operating Assets and Liabilities:
Increase (decrease) in accrued liabilities	(9,585)	47,065
Increase (decrease) in accounts payable	(11,832)	197,922
Net Cash Used by Operating Activities	(242,893)	(562,944)
Cash Flows from Investing Activities:
Investment in software development	-	(111,750)
Purchase of equipment	-	(45,337)
Net Cash Used by Investing Activities	-	(157,087)
Cash Flows from Financing Activities:
Common stock issued for cash	264,778	373,582
Payments on debenture payable	-	(53,000)
Cash paid on notes payable	(39,060)	-
Proceeds from convertible debentures	-	406,000
Net Cash from Financing Activities	225,718	726,582
Increase (Decrease) in Cash	(17,175)	6,551
Cash and Cash Equivalents at Beginning of Period	17,224	10,673
Cash and Cash Equivalents at End of Period	$49	$17,224
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock Issued on conversion of debentures	$-	$426,000
Transfer of assets to portfolio company	$-	$23,042

The accompanying notes are an integral part of these consolidated financial statements.

GTREX CAPITAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of GTREX Capital, Inc. and its wholly owned subsidiary company is presented to assist in understanding the Company's financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization and Business Activities

Until November 16, 2006, GTREX, Capital Inc., (the “Company” or “GRXI”) was a closed-end, non-diversified management investment company reporting under the Investment Company Act of 1940 as a “Business Development Company”. GTREX Capital, Inc. was incorporated under the laws of the state of Delaware under the name of Apollo Holdings, Inc. and was originally engaged in the business of creating anti-piracy software. The Company abandoned the original business plan due to difficulties faced by the Company in creating sustainable business in both our business models relating to anti-piracy software services that was offered to corporations with digital assets and the competition in web-based business-to-business intellectual property exchanges.  The Company sought other business opportunities and in March of 2004 completed a merger with GTREX, Inc. a privately held Delaware Corporation that was incorporated on June 14, 1999 to engage in the travel and tourism business. The Company, in anticipation of the merger, changed its name from Apollo Holdings, Inc to GTREX, Inc. on February 24, 2004. The Company exchanged 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company of which 7,942,068 shares have been issued.  The reorganization was recorded as a reverse acquisition using the purchase method of business combination.  In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of GTREX, Inc.  The shares issued to the shareholders of Global Travel Exchange, Inc. have been stated retroactively, as though a 3 for 1 stock split occurred.  The reverse merger adjustment is therefore all the shares held by the GTREX Inc. shareholders prior to the acquisition.

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

At present, the only subsidiary company is Global Travel Exchange, Inc., a Nevada corporation.  Global Travel Exchange, Inc. is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them.

On March 5, 2006, the Company acquired a 100% ownership interest in Global Travel Partners (“GTP”), a holding company with travel related business operations located in Vancouver, British Columbia, by issuing 600 million shares of restricted common stock and notes payable of $800,000.  Of the total purchase price, 200 million shares and all of the notes payable were placed in escrow pending the attainment by GTP of certain financial results during 2006.  The transaction contemplated the additional acquisition of affiliated companies; however, such follow-on acquisitions did not take place and the GTP operations failed to generate any significant revenues.  The Company agreed to dissolve the previous acquisition of Global Travel Partners, Inc., a Nevada company.  Under the terms of the dissolution, the Company agreed to return ownership of GTP to the prior owners in exchange for the cancellation of all shares and notes in escrow and the return of 400 million shares of GTREX stock.  The Company intends to cancel all shares issued in connection with the GTP acquisition.  Accordingly, the balance sheets and results of operations for GTP have been omitted from the accompanying financial statements and the shares of stock issued by GTREX in the transaction have been excluded from the total issued and outstanding shares disclosure.

On November 16, 2006, the Company’s shareholders voted to withdraw the Company’s BDC election and cease operating as an investment company.  The decision to withdraw the BDC election was prompted principally to allow the Company to focus its operations and finances on bringing the Global Travel Exchange product to market.  On November 16, 2006, the Company filed Form N-54C to formally withdraw its BDC election.  As a result, the accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Practices for an operating company.

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

Revenue Recognition

The Company recognizes income and expense on the accrual basis of accounting.  The Company’s revenues presented represent exclusively the operations of Global Travel Exchange, Inc., which recognizes both implementation fees and transaction fees.  For both sources of income, revenues are recognized when earned.

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

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

Fixed Assets

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets which range from five to seven years.  Software licenses are amortized over the projected life of the license, typically five years.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share is not presented since there are no common stock equivalents.

	2006	2005
Loss from operations	(618,086)	(836,002)
Loss per share from operation	(0.001)	(0.006)
Net Loss	(1,812,132)	(2,302,535)
Net loss per share	(0.003)	(0.017)
Weighted Average Number of Shares Outstanding	585,085,841	137,266,871

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

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax sssets:
NOL Carryover	888,000	700,000
Deferred tax liabilities
Valuation allowance	(888,000)	(700,000)
Net deferred tax asset	$-	$-

At December 31, 2006, the Company had net operating loss carryforwards of approximately $2,280,270 that may be offset against future taxable income from the years 2007 through 2026.  No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The components of current income tax expense as of December 31, 2006 and 2005, respectively are as follows:

	As of December 31,
	2006	2005

Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(188,000)	(374,708)
Change in valuation allowance	188,000	374,708
Income tax expense	$-	$-

Recent Accounting Pronouncements

During the year ended December 31, 2006, the Company adopted the following accounting pronouncements:

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB No. 20, ACCOUNTING CHANGES and FASB No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies it all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial statements.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments"

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

SFAS No. 156, "Accounting for Servicing of Financial Assets"

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its consolidated financial statements.

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies to other accounting pronouncements that require or permit fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.”  SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets, and the benefit obligation.  SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.  SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006.  The Company does not expect that the adoption of SFAS No. 158 will have a material effect on the Company’s financial condition, results of operations, or cash flows.

EITF No. 03-13, Applying The Conditions In Paragraph 42 Of SFAS No. 144, Accounting For The Impairment Or Disposal Of Long-Lived Assets, In Determining Whether To Report Discontinued Operations

In November 2004, the EITF reached a consensus on EITF No. 01-13, “Applying the Conditions In Paragraph 42 of SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.”  In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated form the ongoing operations of the entity.  The adoption of EITF 03-13 in 2004 did not have a material impact on the Company’s consolidated financial statements.

EITF No. 05-02, The Meaning of Conventional Convertible Debt Instrument in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock

In June 2005, the EITF reached a consensus on EITF No. 05-02, “The Meaning of Conventional Convertible Debt Instrument in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” that (1)the exception to the requirements of paragraphs 12-33 of Issue 00-19 for “conventional convertible debt instruments” should be retained; (2) that instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or a contingent event should be considered “conventional” for purposes of applying issue 00-19; and (3) that convertible preferred stock with a mandatory redemption date may qualify for the exception included in paragraph 4 of Issue 00-19 if the economic characteristics indicate that the instrument is more akin to debt than equity.  We do not expect the adoption of EITF 05-02 to have a material impact on the Company’s consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of GTREX Capital, Inc., and Global Travel Exchange, Inc.  All material intercompany accounts and transactions have been eliminated in the consolidation.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from its inception through December 31, 2006.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern and the company is dependent on financing to continue operations. These circumstances raise substantial doubt about the company’s ability to continue as a going concern.   The Company’s auditors have expressed a going concern opinion associated with the Company’s consolidated financial statements for the year ended December 31, 2006.  It is management’s plan to raise addition capital through the issuance of either debt or equity securities in order to sustain operations for the coming year.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2006 consist of the following:

2006
Office furniture and Equipment	$45,337
Less accumulated depreciation	(18,827)

Equipment, net	$26,510

Office furniture and equipment are depreciated on straight-line basis over the estimated useful life of 5 to 7 years. Total depreciation expense was recorded as $18,827 and $9,760 for the years ended December 31, 2006 and 2005, respectively.

NOTE 4 – SOFTWARE LICENSES

The Company has purchased several software licenses which are used as part of the Global Travel Exchange program.  The licenses are amortized over the anticipated useful life of the software which is seven years.  Licenses and accumulated amortization at December 31, 2006 are as follows:

2006
Software Licenses	$358,649
Less accumulated amortization	(90,912)

Licenses, net	$262,737

Total amortization expense was recorded as $54,564 and $36,348 for the years ended December 31, 2006 and 2005, respectively.

NOTE 5 –  DEBENTURE PAYABLE

On March 23, 2005, GTREX Capital’s wholly owned subsidiary Global Travel Exchange issued a note payable to Elleipsis, Inc. in the amount of $243,000 as consideration for a license agreement on certain software necessary for the Global Travel Exchange product.  The note bears interest at the rate of 8% per annum with interest and principal due and payable on March 1, 2007.  During the year ended December 31, 2005, the Company paid $53,000 against the liability, of which $15,000 was paid through the issuance of 3,000,000 shares of the Company’s common stock.  As of and during the year ended December 31, 2006, the balance owed Elleipsis under the debenture was $190,000. Subsequent to March 1, 2007 the remaining principal and interest was paid in full by the issuance of 934,000,000 shares of the Company’s common stock under a court-ordered settlement.

NOTE 6 – STOCK TRANSACTIONS

During the year ended December 31, 2005 the Company issued 86,200,000 shares of common stock exempt from registration under regulation E on the conversion of $416,000 of convertible debentures.  The Company also issued 247,144,782 shares of common stock exempt from registration under regulation E for cash of $381,082. These shares were sold at an approximate discount of 44% to market and a $1,223,982 expense was been recorded in conjunction with the sale. The Company placed 260,600,000 of these shares into an escrow account in the name of Sequoia International to prevent their immediate resale.  Under the terms of the escrow, escrow shares are voted by the Company’s board of directors and cannot be resold while in escrow.  In addition to the above transactions, the Company issued 500,000 shares of restricted common shares for $2,500 cash.

On July 1, 2005, the Board of Directors unanimously voted that it would be in the best interest of the Company to cancel the Series A Preferred Stock. The Company authorized the issuance of 100,000 shares of Series B Preferred Stock to Christopher Berlandier, the Company’s then Chairman and Chief Executive Officer, in exchange for 100,000 shares of the Company’s Series A Preferred Stock which were returned to the Company’s treasury for cancellation.  The Company also authorized the issuance of 4,450,000 shares of the Company’s restricted common stock in exchange for 4,450,000 shares of Company’s Series A Preferred Stock which were returned to the Company’s treasury for cancellation. The Company also authorized the issuance of 5,450,000 shares of Series A Preferred Stock of GTREX’s portfolio company, Global Travel Exchange, Inc. in exchange for 5,450,000 shares of GTREX’s Series A Preferred Stock which were returned to the Company’s treasury for cancellation.  Global Travel Exchange was advised by legal counsel that it was in their best interest to cancel the Series A Preferred Stock.  Subsequent to the year ending December 31, 2005, all of the Series A Preferred Stockholder surrendered their shares.  During the year ending December 31, 2006, the Company’s board of directors elected to cancel the 100,000 shares of Series B preferred stock outstanding.  The sole Series B preferred shareholder, Christopher Berlandier, agreed to this action and the shares were converted into 100,000 shares of common stock.  As a result of the foregoing transactions, neither the Company nor its subsidiary, had any class or series of preferred stock issued and outstanding as of December 31, 2006.

During the year ending December 31, 2006, the Company issued 88,546,273 shares of common stock exempt from registration under regulation E for cash of $182,560.  The Company placed 81,500,000 of these shares into an escrow account, in the name of Sequoia International, these shares are voted by the Company’s board of directors and cannot be resold while in escrow.  During this same period, the Company issued 235,166,667 restricted shares for cash of $82,218.  In addition, 139,853,200 shares were issued for prior services valued at $349,633 under an S-8 registration.  Of the shares issued for services, 41,148,800 shares were issued to members of the Board of Directors as satisfaction of unpaid directors’ fees totaling $102,872.

The Company agreed to dissolve the previous acquisition of Global Travel Partners, Inc., a Nevada company.  Global Travel Partners (“GTP”) is a holding company with travel related business operations located in Vancouver, British Columbia.  The Company acquired a 100% ownership interest in GTP on March 5, 2006 by issuing 600 million shares of restricted common stock and notes payable of $800,000.  Of the total purchase price, 200 million shares and all of the notes payable were placed in escrow pending the attainment by GTP of certain financial results during 2006.  The transaction contemplated the additional acquisition of affiliated companies; however, such follow-on acquisitions did not take place and the GTP operations failed to generate any significant revenues.  Under the terms of the dissolution, the Company agreed to return ownership of GTP to the prior owners in exchange for the cancellation of all shares and notes in escrow and the return of 400 million shares of GTREX stock.  The Company intends to cancel all shares issued in connection with the GTP acquisition.  Accordingly, the balance sheets and results of operations for GTP have been omitted from the accompanying financial statements and the shares of stock issued by GTREX in the transaction and returned under the cancellation have been excluded from the total issued and outstanding shares disclosure.   The 200 million shares of GTREX stock which were not returned as part of the negotiated dissolution have been accounted for as Loss on Disposal of Investments at the estimated fair value of such shares on the date of dissolution.  The transaction was completed subsequent to the year ended December 31, 2006.

NOTE 7 – AFFILIATE AND RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006 the Company’s Chief Financial Officer and Secretary, Kenneth Wiedrich, was a full-time employee of Javelin. On June 6, 2006, the Company entered into a management agreement with Javelin Advisory Group, Inc., to furnish the Company with clerical and record keeping services.  Javelin Advisory Group, Inc. will perform or oversee the performance of the Company’s required administrative services.  These services will eliminate virtually all overhead costs and free up present staff to concentrate on revenue generating activities.  Mr. Wiedrch received no specific compensation from GTREX Capital for services performed.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

GTREX, Inc was named a defendant in a case entitled Mark Aronson V. GTREX, Inc. which was filed August 2004.2006 in Civil court. The plaintiff sued GTREX along with thousands of other companies for sending email or fax spam. Although the Company does not arrange or send out any mass mailing, faxes or email, it chose not to defend itself because the legal cost of such defense was projected to that of the potential judgment. Judgment was awarded to the plaintiff on in the amount of $9,300.00, which has been recorded as a liability in the accompanying financial statements.  In June 2006, the Company settled for $5,000.   As of April 10, 2007, the Company has made payments totaling $3,000, leaving a balance due of $2,000 to Mark Aronson.

Other than listed above, GTREX Capital, Inc. or any of its officers or directors is not a party to any material legal proceedings.

The Company’s property is not subject to any material pending legal proceedings and to the best our knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceedings against the Company.

The Company has a management contract in place with Javelin Advisory Group for administrative services.  The contract is for 12 months at $12,500 per month and includes most administrative services including bookkeeping, public relations, SEC compliance, and record maintenance. The Company also has a contract for $2,500 with Gemini Communications to provide public relations services.  These services will provide all administrative and public relations functions and will eliminate all other overhead and fixed costs associated with administrative personnel.   Both of these contracts expired in June 2007.  The total capital commitment for satisfaction of these contracts is $30,000.

Employment agreements

On March 1, 2007, the Company entered into an Employment Agreement with Ronald Lindsay, President. Pursuant to the Employment Agreement, Mr. Lindsay will serve as President for an employment term through February 28, 2008. Mr. Lindsay is entitled to an annual base salary of $24,000 and an initial bonus of 10,000,000 (ten million) restricted shares of the Company’s common stock.  The capital commitment for satisfaction of this contract is $20,000.

NOTE 9 – SUBSEQUENT EVENTS

On March 2, 2007, the Company entered into a Settlement Agreement with Sequoia International, Inc., which had purchased the note payable from Elleipsis, Inc. on March 1, 2007.  Under the terms of the Elleipsis note payable, the Company was required to pay remaining principal of $190,000 plus accrued interest on March 1, 2007 to satisfy the note.  The Company defaulted on this payment and Sequoia filed an action against the Company in the 12th Judicial Circuit Court.  The settlement agreement provided for the Company to issue a total of 934,000,000 shares of common stock for full satisfaction and release of the obligation.  The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow is the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares is escrow are voted by the Company’s chairman of the Board of Directors.

Subsequent to the year ended. In accordance with the employment contract with Ronald Lindsay, president, dated March 1, 2007, the Company issued 10,000,000 (ten million) restricted shares to Mr. Lindsay. The shares were valued at $0.0015 per share and were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.