Form 10QSB
period 2007-03-31
GTREX CAPITAL, INC.
filed 2007-05-15
CIK 944020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission file number 000-27487

GTREX CAPITAL, INC.

(Exact name of registrant as specified in its charter)

                  Delaware                                                                                      13-4171971

(State or other jurisdiction of                                                                    (I.R.S. Employer

incorporation or organization)                                                                   Identification No.)

43180 Business Park Drive, Suite 202, Temecula, CA 92590

(Address of principal executive offices)

(951) 587-9100

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

Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X  ]

                Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	May 3, 2007
Common Stock, $0.001 par value	1,964,319,722 shares

                Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

ITEM 1-FINANCIAL STATEMENTS

GTREX Capital, Inc Consolidated Balance Sheet (Unaudited)
March 31, 2007
ASSETS
Current Assets
Cash	$7,301
Deposits	3,750
Total Current Assets	11,051
Property and equipment, net of depreciation	30,074
Other Assets
Licenses, net of amortization	250,071
Total Other Assets	250,071
Total Assets	$291,196
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$222,746
Total Current Liabilities	222,746
Total Liabilities	222,746
Stockholders' Equity
Preferred Stock, Authorized 30,000,000 Shares, $0.0001 Par Value, 0 Shares Issued and Outstanding	-
Common Stock, Authorized 5,000,000,000 Shares, $0.0001 Par Value,1,954,319,722 Shares Issued and Outstanding	195,432
Additional Paid in Capital	8,029,727
Stock Payable	15,000
Retained Deficit	(8,171,709)
Total Stockholders' Equity	68,450
Total Liabilities and Stockholders' Equity	$291,196

The accompanying notes are an integral part of these consolidated financial statements

GTREX Capital, Inc.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2007	2006
Revenues
Payment from agencies	$2,000	$12,869
Total Revenues	2,000	12,869
Operating Expenses
Administrative fees	37,500	31,500
Amortization expense	13,666	-
Consulting	9,000	21,300
Depreciation expense	2,574	2,267
Investor relations	5,135	10,557
Licenses expense	3,600	24,967
Payroll expense	18,000	-
Professional fees	48,125	65,605
Rent or Lease expense	2,267	20,060
Travel and entertainment	-	12,628
General & Administrative expenses	2,694	30,429
Total Operating Expenses	142,561	219,313
Net Operating Loss	(140,561)	(206,444)
Other Income (Loss)
Interest expense	(34)	(8,329)
Settlements costs	(828,800)	-
Total Other Income (Loss)	(828,834)	(8,329)
Loss from Continuing Operations	(969,395)	(214,773)
Income Tax Expense	-	-
Net Loss	$(969,395)	$(214,773)
Net Loss Per Share	$(0.0010)	$(0.0003)
Weighted Average Shares Outstanding	1,020,319,722	684,665,432

The accompanying notes are an integral part of these consolidated financial statements.

GTREX Capital, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended March 31,
	2007	2006

Cash Flows Used by Operating Activities:
Net Loss	$(969,395)	$(214,773)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Deposits	-	545
Amortization	13,666	-
Depreciation	2,574	2,267
Intercompany rent	-	600
Common stock issued for services	15,000	-
Settlement costs	828,800	-
Other current liabilities	-	393
Prepaid expense	19,779	-
Notes payable	-	-
Accounts receivable	-	(3,774)
Accounts payable	966	38,249
Net Cash Used by Operating Activities	(88,610)	(176,493)
Cash Flows Used by Investing Activities:
Purchase of equipment	(6,138)	-
Net Cash Used by Investing Activities	(6,138)	-
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	102,000	-
Common stock issued for cash	-	173,500
Net Cash from Financing Activities	102,000	173,500
Increase (Decrease) in Cash	7,252	(2,993)
Cash and Cash Equivalents at Beginning of Period	49	17,224
Cash and Cash Equivalents at End of Period	$7,301	$14,231
Non-Cash Investing and Financing Activities:
Stock issued on extinguishment of debt	$190,000	$-
Stock issued for note payable	$-	$9,060

The accompanying notes are an integral part of these consolidated financial statements.

GTREX CAPITAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2007

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of GTREX Capital, Inc. and its wholly owned subsidiary company is presented to assist in understanding the Company's financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Organization and Business Activities

On January 25, 2005 the Company's Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company was required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded on a major US Exchange or that has assets less than $4 million.  On February 1, 2005 the Company changed its name to GTREX Capital, Inc to properly reflect the nature if its business.

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

At March 31, 2007, the Company had one operating subsidiary, Global Travel Exchange, Inc., a Nevada corporation (“GTE”).  GTE is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them.

Dissolution of the Global Travel Partners Acquisition

On March 5, 2006, the Company acquired a 100% ownership interest in Global Travel Partners (“GTP”), a holding company with travel related business operations located in Vancouver, British Columbia, by issuing 600 million shares of restricted common stock and notes payable of $800,000.  Of the total purchase price, 200 million shares and all of the notes payable were placed in escrow pending the attainment by GTP of certain financial results during 2006.  The transaction contemplated the additional acquisition of affiliated companies; however, such follow-on acquisitions did not take place and the GTP operations failed to generate any significant revenues.  Effective December 31, 2006, the Company agreed to dissolve the previous acquisition of Global Travel Partners, Inc.  Under the terms of the dissolution, the Company agreed to return ownership of GTP to the prior owners in exchange for the cancellation of all shares and notes in escrow and the return of 400 million shares of GTREX stock.  The Company intends to cancel all shares issued in connection with the GTP acquisition.  Accordingly, the balance sheets and results of operations for GTP have been omitted from the accompanying financial statements and the shares of stock issued by GTREX in the transaction have been excluded from the total issued and outstanding shares disclosure.  The Company recorded a loss on the transaction of $1,200,000 which represented the fair value of the 200 million shares issued in the transaction that are not being returned.  This loss was recorded as of December 31, 2006.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share is not presented since there are no common stock equivalents.

	2007	2006
Loss from operations	(140,561)	(206,444)
Loss per share from operations	(0.0001)	(0.0003)
Net Loss	(969,395)	(214,773)
Net loss per share	(0.001)	(0.0003)
Weighted Average Number of Shares Outstanding	1,020,319,722	684,665,432

Principles of Consolidation

The consolidated financial statements include the accounts of GTREX Capital, Inc., and Global Travel Exchange, Inc.  All material intercompany accounts and transactions have been eliminated in the consolidation.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from its inception through March 31, 2007.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.   The Company’s auditors have expressed a going concern opinion associated with the Company’s consolidated financial statements for the year ended December 31, 2006.  The Company will be required to raise addition capital through the issuance of either debt or equity securities in order to sustain operations for the coming year.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2007 consist of the following:

2007
Office furniture and Equipment	$51,475
Less accumulated depreciation	(21,401)

Equipment, net	$30,074

Office furniture and equipment are depreciated on straight-line basis over the estimated useful life of 5 to 7 years. Total recorded depreciation expense of $2,574 and $2,267 for the quarters ended March 31, 2007 and 2006, respectively.

NOTE 4 – SOFTWARE LICENSES

The Company has purchased several software licenses which are used as part of the Global Travel Exchange program.  The licenses are amortized over the anticipated useful life of the software which is seven years.  Licenses and accumulated amortization at March 31, 2007 are as follows:

2007
Software Licenses	$354,649
Less accumulated amortization	(104,578)

Licenses, net	$250,071

Amortization expense was $13,666 and $13,641 for the quarters ended March 31, 2007 and 2006, respectively.

NOTE 5 –  DEBENTURE PAYABLE

On March 23, 2005, GTREX Capital’s wholly owned subsidiary Global Travel Exchange issued a note payable to Elleipsis, Inc. in the amount of $243,000 as consideration for a license agreement on certain software necessary for the Global Travel Exchange product.  The note was due and payable on March 1, 2007.  During the year ended December 31, 2005, the Company paid $53,000 against the liability, of which $15,000 was paid through the issuance of 3,000,000 shares of the Company’s common stock.  The Company was unable to pay the debt when it became due on March 1, 2007.  On March 2, 2007 the remaining principal and interest was paid in full by the issuance of 934,000,000 shares of the Company’s common stock under a court-ordered settlement.  The note holder agreed that half of any surplus proceeds from liquidating the stock over and above the balance due on the note plus accrued interest will be repaid to the Company as a reduction in settlement costs. As a result of this transaction, the Company recorded settlement costs of $828,800 which represented the value of the shares issued, less the principle and interest owed, and less $102,000 which was returned to the Company by the note holder resulting from a surplus of cash after liquidating a portion of the shares.

NOTE 6 – STOCK TRANSACTIONS

On March 1, 2007, the Company entered into an employment contract with the Company’s president, Ronald Lindsay under which Mr. Lindsay is to receive 10,000,000 (ten million) shares of the Company’s common stock as partial consideration under the contract.  Inasmuch as the shares were not issued until subsequent to March 31, 2007, the value of the shares on the date of grant has been recorded as Stock Payable in the accompanying consolidated financial statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management.  Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing  approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

General

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

On November 16, 2006, the Company filed Form N-54C to formally withdraw its BDC election.   Historically, the Company intended to seek out investment securities as its core business.  The Company has determined, however, that in the current environment it would be better served to focus its efforts on the operation of its existing businesses rather than act as a passive investor.   In consideration of the planned future operations of the Company and its existing operations, some of which are foreign operated, the Board has evaluated and discussed the feasibility of the Company continuing as a BDC. The Board believes that given the changing nature of the Company’s business and investment focus from investing, reinvesting, owning, holding, or trading in investment securities toward that of an operating company whose focus will be on acquisitions of controlling investments in operating companies and assets, that the regulatory regime governing BDCs is no longer appropriate and will hinder the Company’s future growth. In addition, the Company was notified by a staff attorney at the Securities and Exchange Commission ("Commission") that the capital structure of the Company has not historically been compliant with 1940 Act provisions.  The Company believes that conforming its capital structure to the 1940 Act would be not only impractical but would also not ameliorate the Company’s past violations.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of March 31, 2007, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended March 31, 2007 compared to quarter ended March 31, 2006.

Revenues for the quarter ended March 31, 2007 were $2,000, compared to $12,869 for the quarter ended March 31, 2006.  All of our revenue was generated by our wholly-own subsidiary, Global Travel Exchange, for direct connecting to the Voyager Network travel distribution platform, which provides a service that enables direct access to reservation systems of major travel suppliers.

Operating expenses were $142,561 for the quarter ended March 31, 2007 compared to operating expenses of $219,313 for the quarter ended March 31, 2006.  Current period operating expenses consisted principally of $85,625 in administrative and professional fees and $18,000 in payroll expense.

The Company incurred a net loss of $969,395 or ($0.001) for the quarter ended March 31, 2007, compared to a loss of $214,773 or ($0.0003) for the quarter ended March 31, 2006.  The current loss is primarily due to settlement costs of $828,800 related to debt reduction of $190,000.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of March 31, 2007 the Company had $222,746 in current liabilities which exceeded current assets by $211,695.  The Company has accumulated $8,171,709 of net operating losses through March 31, 2007 which may be used to reduce taxes in future years through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  The Company's strategy in 2007 consists of remaining focused on acquiring technology companies, staying updated on distribution technology, acquiring new clients and to raise additional debt and/or equity financing to allow the Company to continue in operation and satisfy its financial obligations.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, Ronald Lindsay and Gary Nerison evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2007.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communication to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.

Other Information

Item 1.

Legal Proceedings

GTREX, Inc was named a defendant in a case entitled Mark Aronson V. GTREX, Inc. which was filed August 2004-2006 in Civil court. The plaintiff sued GTREX along with thousands of other companies for sending email or fax spam. Although the Company does not arrange or send out any mass mailing, faxes or email, it chose not to defend itself because the legal cost of such defense was projected to that of the potential judgment. Judgment was awarded to the plaintiff on in the amount of $9,300.00, which has been recorded as a liability in the accompanying financial statements.  In June 2006, the Company settled for $5,000.  As of April 10, 2007, the Company has made payments totaling $3,000, leaving a balance due of $2,000 to Mark Aronson.

Other than listed above, GTREX Capital, Inc. or any of its officers or directors is not a party to any material legal proceedings.

The Company’s property is not subject to any material pending legal proceedings and to the best our knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceedings against the Company.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2007, the Company entered into an employment contract with the Company’s president, Ronald Lindsay under which Mr. Lindsay is to receive 10,000,000 (ten million) shares of the Company’s common stock as partial consideration under the contract.

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

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference from GTREX Capital’s Registration Statement on Form SB-2 filed on April 12, 2001.
3.2	Bylaws	Incorporated by reference from GTREX Capital’s Registration Statement on Form SB-2 filed on April 12, 2001.
14	Code of Ethics adopted March 27, 2007	Incorporated by reference from GTREX Capital’s Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2006 filed on May 9, 2007.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99(i)	Audit Committee Charter adopted February 9, 2005	Incorporated by reference from GTREX Capital’s Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2005 filed on April 27, 2006.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTREX Capital, Inc. By: /s/ Ronald Lindsay Ronald Lindsay President

Dated: May 14, 2007

EXHIBIT 31.1

GTREX Capital, Inc.

a Delaware Corporation

SECTION 302

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Ronald Lindsay, President (Principal Executive Officer) certify that:

(1)   I have reviewed this Quarterly report on Form 10-QSB of GTREX Capital, Inc.;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)  The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: May 14, 2007

/s/ Ronald Lindsay

Ronald Lindsay

President (Principal Executive Officer)

EXHIBIT 31.2

GTREX Capital, Inc.

a Delaware Corporation

SECTION 302

CERTIFICATION OF PRINCIPLE ACCOUNTING OFFICER

I, Gary Nerison, certify that:

(1)   I have reviewed this Quarterly report on Form 10-QSB of GTREX Capital, Inc.;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)  The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) small business issuer and have:

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

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: May 14, 2007

/s/ Gary Nerison

Gary Nerison

Treasurer (Principle Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Ronald Lindsay, President (Principal Executive Officer) of GTREX Capital, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2007	/s/ Ronald Lindsay Ronald Lindsay President (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Ronald Lindsay, Treasurer (Principle Accounting Officer) of GTREX Capital, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2007	/s/ Gary Nerison Gary Nerison Treasurer (Principle Accounting Officer)