Form 10QSB
period 2007-06-30
GTREX CAPITAL, INC.
filed 2007-08-14
CIK 944020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Commission file number 000-27487

GTREX CAPITAL, INC.

(Exact name of registrant as specified in its charter)

                  Delaware                                                                                      13-4171971

(State or other jurisdiction of                                                                    (I.R.S. Employer

incorporation or organization)                                                                   Identification No.)

29970 Technology Drive, Suite 203, Murrieta, CA 92563

(Address of principal executive offices)

(951) 677-6735

(Registrant’s telephone number, including area code)

43180 Business Park Drive, Suite 202, Temecula, CA 92590
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

Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X  ]

                Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	August 8, 2007
Common Stock, $0.001 par value	1,963,862,322 shares

                Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

ITEM 1-FINANCIAL STATEMENTS

GTREX Capital, Inc Consolidated Balance Sheet (Unaudited)
June 30, 2007
ASSETS
Current Assets
Cash	$7,880
Deposits	3,750
Total Current Assets	11,630
Property and equipment, net of depreciation	27,500
Other Assets
Licenses, net of amortization	236,405
Total Other Assets	236,405
Total Assets	$275,535
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	267,856
Total Current Liabilities	267,856
Total Liabilities	267,856
Stockholders' Equity
Preferred Stock, Authorized 30,000,000 Shares, $0.0001 Par Value, 0 Shares Issued and Outstanding	-
Common Stock, Authorized 5,000,000,000 Shares, $0.0001 Par Value,1,964,319,722 Shares Issued and Outstanding	196,432
Additional Paid in Capital	8,043,727
Retained Deficit	(8,232,480)
Total Stockholders' Equity	7,679
Total Liabilities and Stockholders' Equity	$275,535
The accompanying notes are an integral part of these consolidated financial statements

GTREX Capital, Inc. Consolidated Statements of Operations (Unaudited)
	For the Six Months Ended June 30,	For the Six Months Ended June 30,	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2007	2006	2007	2006
Revenues
Payment from agencies	$2,000	$39,261	$-	$26,392
Total Revenues	2,000	39,261	-	26,392
Operating Expenses
Administrative fees	75,000	65,000	37,500	33,500
Amortization expense	27,332	27,332	13,666	13,666
Consulting	16,500	30,325	7,500	9,025
Depreciation expense	5,147	4,534	2,573	2,267
Investor relations	9,695	14,304	4,560	3,747
Licenses expense	3,600	24,966	-	-
Payroll expense	41,000	-	23,000	-
Professional fees	153,975	76,740	105,850	11,135
Rent or Lease expense	6,767	38,120	4,500	18,060
Travel and entertainment expense	-	35,807	-	23,179
General and administrative expenses	16,523	44,169	13,828	13,740
Total Operating Expenses	355,539	361,297	212,977	128,319
Net Operating Loss	(353,539)	(322,036)	(212,977)	(101,927
Other Income (Loss)
Interest expense	(34)	(8,416)	-	(87)

Unrealized loss on investment	-	(2,393,345)	-	(2,393,345)
Minority interest	10,000	-	10,000	-
Settlements costs	(686,594)	-	142,206	-
Total Other Loss	(676,628)	(2,401,761)	152,206	(2,393,432)
Loss from Continuing Operations	(1,030,167)	(2,723,797)	(60,771)	(2,495,359)
Income Tax Expense	-	-	-	-
Net Loss	$(1,030,167)	$(2,723,797)	$(60,771)	$(2,495,359)
Net Loss Per Share	$(0.0006)	$(0.0052)	$(0.000)	$(0.0036)
Weighted Average Shares Outstanding	1,627,269,998	519,753,397	1,960,764,166	684,665,432

The accompanying notes are an integral part of these consolidated financial statements.

GTREX Capital, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended June 30,
	2007	2006

Cash Flows from Operating Activities:
Net Loss	$(1,030,167)	$(2,723,797)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Unrealized loss on investments	-	2,291,549
Amortization	27,332	27,332
Depreciation	5,147	4,534
Compensation	15,000	-
Intercompany rent	-	600
Settlement costs	686,594	-
Other current liabilities	-	1,030
Prepaid expense	19,779	-
Accounts receivable	-	(5,000)
Accounts payable	46,077	103,987
Net Cash Used by Operating Activities	(230,238)	(299,765)
Cash Flows Used by Investing Activities:
Purchase of equipment	(6,137)	-
Net Cash Used by Investing Activities	(6,137)	-
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	244,206	100,000
Proceeds from credit line	-	10,000
Common stock issued for cash	-	173,500
Net Cash from Financing Activities	244,206	283,500
Increase (Decrease) in Cash	7,831	(16,265)
Cash and Cash Equivalents at Beginning of Period	49	17,224
Cash and Cash Equivalents at End of Period	$7,880	$959
Non-Cash Investing and Financing Activities:
Stock issued on extinguishment of debt	$190,000	$-
Stock issued for note payable	$-	$9,060
Acquisition	$-	$1,800,000

The accompanying notes are an integral part of these consolidated financial statements.

GTREX CAPITAL, INC.

Notes to the Consolidated Financial Statements

June 30, 2007

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of GTREX Capital, Inc. and its wholly owned subsidiary company is presented to assist in understanding the Company's financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

At June 30, 2007, the Company had one operating subsidiary, Global Travel Exchange, Inc., a Nevada corporation (“GTE”).  GTE is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from its inception through June 30, 2007.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.   The Company’s auditors have expressed a going concern opinion associated with the Company’s consolidated financial statements for the year ended December 31, 2006.  The Company will be required to raise addition capital through the issuance of either debt or equity securities in order to sustain operations for the coming year.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2007 consist of the following:

2007
Office furniture and Equipment	$51,475
Less accumulated depreciation	(23,975)

Equipment, net	$27,500

Office furniture and equipment are depreciated on straight-line basis over the estimated useful life of 5 to 7 years. Total recorded depreciation expense of $2,573 and $2,267 for the quarters ended June 30, 2007 and 2006, respectively.

NOTE 4 – SOFTWARE LICENSES

The Company has purchased several software licenses which are used as part of the Global Travel Exchange program.  The licenses are amortized over the anticipated useful life of the software which is seven years.  Licenses and accumulated amortization at June 30, 2007 are as follows:

2007
Software Licenses	$354,649
Less accumulated amortization	(118,244)

Licenses, net	$236,405

Amortization expense was $13,666 and $13,666 for the quarters ended June 30, 2007 and 2006, respectively.

NOTE 5 –  DEBENTURE PAYABLE

On March 23, 2005, GTREX Capital’s wholly owned subsidiary Global Travel Exchange issued a note payable to Elleipsis, Inc. in the amount of $243,000 as consideration for a license agreement on certain software necessary for the Global Travel Exchange product.  The note was due and payable on March 1, 2007.  During the year ended December 31, 2005, the Company paid $53,000 against the liability, of which $15,000 was paid through the issuance of 3,000,000 shares of the Company’s common stock.  The Company was unable to pay the debt when it became due on March 1, 2007.  On March 2, 2007 the remaining principal and interest was paid in full by the issuance of 934,000,000 shares of the Company’s common stock under a court-ordered settlement.  The note holder agreed that half of any surplus proceeds from liquidating the stock over and above the balance due on the note plus accrued interest will be repaid to the Company as a reduction in settlement costs. As a result of this transaction, the Company recorded settlement costs of $828,800 in the quarter ended March 31, 2007 which represented the value of the shares issued, less the principle and interest owed.  During the quarter ended June 30, 2007, the Company received $142,206 from the note holder resulting from a surplus of cash after liquidating a portion of the shares.  The cash received has been recorded as a reduction in settlement costs.

NOTE 6 – STOCK TRANSACTIONS

During the quarter ended June 30, 2007, the Company issued 10,000,000 shares of its common stock to the Company’s president, Ronald Lindsay under an employment contract entered into on March 1, 2007.  The value of the shares issued were recorded as compensation expense in the prior quarter.

On March 2, 2007, the Company entered into a Settlement Agreement with Sequoia International, Inc., which had purchased the note payable from Elleipsis, Inc. on March 1, 2007.  Under the terms of the Elleipsis note payable, the Company was required to pay remaining principal of $190,000 plus accrued interest on March 1, 2007 to satisfy the note.  The Company defaulted on this payment and Sequoia filed an action against the Company in the 12th Judicial Circuit Court.  The settlement agreement provided for the Company to issue a total of 934,000,000 shares of common stock for full satisfaction and release of the obligation.  The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow is the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares is escrow are voted by the Company’s chairman of the Board of Directors.  As of June 30, 2007, a total of 100,000,000 shares had been released from escrow.  The Company received $142,206 resulting from the surplus of the liquidation of the shares over and above that to which Sequoia was entitled to receive.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of June 30, 2007, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Three months ended June 30, 2007 compared to three months ended June 30, 2006.

Revenues

The Company reported no revenues for the three months ended June 30, 2007 compared to $26,917 in revenues for the three months ended June 30, 2006.  The revenues in 2006 were generated by our wholly-own subsidiary, Global Travel Exchange, for direct connecting to the Voyager Network travel distribution platform, which provides a service that enables direct access to reservation systems of major travel suppliers.

Operating Expenses

Operating expenses were $212,977 for the three months ended June 30, 2007 compared to operating expenses of $128,319 for the three months ended June 30, 2006.  Current period operating expenses consisted principally of $143,350 in administrative and professional fees and $23,000 in payroll expense.

Other Income/(Loss)

Other income/(Loss) for the three months ended June 30, 2007 was $152,206 as compared to ($2,393,432) for the three months ended June 30, 2006.  Current period other income consisted principally of $142,206 in settlement costs related to the debt reduction of $190,000.

Net Loss

The Company incurred a net loss of $60,771 for the three months ended June 30, 2007, compared to a loss of $2,495,359 or ($0.0036) for the three months ended June 30, 2006.

Six months ended June 30, 2007 compared to six months ended June 30, 2006.

Revenues

Revenues for the six month ended June 30, 2007 were $2,000, compared to $39,261 revenues for the six month ended June 30, 2006.  All of our revenue was generated by our wholly-own subsidiary, Global Travel Exchange, for direct connecting to the Voyager Network travel distribution platform, which provides a service that enables direct access to reservation systems of major travel suppliers.

Operating Expenses

Operating expenses were $355,539 for the six months ended June 30, 2007 compared to operating expenses of $361,297 for the six months ended June 30, 2006.  Current period operating expenses consisted principally of $228,975 in administrative and professional fees and $41,000 in payroll expense.

Other Income/(Loss)

Other income/(loss) for the six months ended June 30, 2007 was ($676,628) as compared to ($2,401,761) for the six months ended June 30, 2006.  Current period other expense consisted principally of $686,594 in settlement costs related to the debt reduction of $190,000.

Net Loss

The Company incurred a net loss of $1,030,167 or ($0.0006) for the six months ended June 30, 2007, compared to a loss of $2,723,797 or ($0.0052) for the six months ended June 30, 2006.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of June 30, 2007 the Company had $267,856 in current liabilities which exceeded current assets by $256,226.  The Company has accumulated $8,232,480 of net operating losses through June 30, 2007 which may be used to reduce taxes in future years through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  The Company's strategy in 2007 consists of remaining focused on acquiring technology companies, staying updated on distribution technology, acquiring new clients and to raise additional debt and/or equity financing to allow the Company to continue in operation and satisfy its financial obligations.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, Ronald Lindsay and Gary Nerison evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2007.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communication to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended June 30, 2007, in accordance with the employment contract with Ronald Lindsay, president, dated March 1, 2007, the Company issued 10,000,000 (ten million) restricted shares to Mr. Lindsay. The shares were valued at $0.0015 per share and were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

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

Dated: August 13, 2007

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

Date: August 13, 2007

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

Date: August 13, 2007

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

1.

the Quarterly Report on Form 10-QSB of the Company for the quarter ended June 30, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2007	/s/ Ronald Lindsay Ronald Lindsay President (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Gary Nerison, Treasurer (Principle Accounting Officer) of GTREX Capital, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-QSB of the Company for the quarter ended June 30, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2007	/s/ Gary Nerison Gary Nerison Treasurer (Principle Accounting Officer)