Form 10QSB
period 2007-09-30
GTREX CAPITAL, INC.
filed 2007-11-14
CIK 944020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Commission file number 000-27487

GTREX CAPITAL, INC.

(Exact name of registrant as specified in its charter)

                  Delaware                                                                                      13-4171971

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

Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X  ]

                Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	November 13, 2007
Common Stock, $0.001 par value	1,979,695,655 shares

                Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

ITEM 1-FINANCIAL STATEMENTS

GTREX Capital, Inc Consolidated Balance Sheet (Unaudited)
September 30, 2007
ASSETS
Current Assets
Cash	$-
Deposits	3,750
Total Current Assets	3,750
Property and equipment, net of depreciation	24,926
Other Assets
Licenses, net of amortization	222,739
Total Other Assets	222,739
Total Assets	$251,415
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	1,851
Accounts Payable	292,631
Credit Line	100,500
Total Current Liabilities	394,982
Total Liabilities	394,982
Stockholders' Equity
Preferred Stock, Authorized 30,000,000 Shares, $0.0001 Par Value, 0 Shares Issued and Outstanding	-
Common Stock, Authorized 5,000,000,000 Shares, $0.0001 Par Value,1,966,862,322 Shares Issued and Outstanding	196,686
Additional Paid in Capital	8,046,473
Retained Deficit	(8,386,726)
Total Stockholders' Deficit	(143,567)
Total Liabilities and Stockholders' Equity	$251,415
The accompanying notes are an integral part of these consolidated financial statements

GTREX Capital, Inc. Consolidated Statements of Operations (Unaudited)
	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	For the Three Months Ended September 30,	For the Three Months Ended September 30,

	2007	2006	2007	2006
Revenues
Payment from agencies	$2,000	$44,261	$-	$5,000
Total Revenues	2,000	44,261	-	5,000
Operating Expenses
Administrative fees	112,500	102,500	37,500	37,500
Amortization expense	40,998	40,998	13,666	13,666
Consulting	22,500	39,825	6,000	9,500
Depreciation expense	7,721	6,801	2,574	2,267
Investor relations	16,937	23,356	7,242	9,052
Licenses expense	3,600	28,967	-	4,001
Payroll expense	59,000	-	18,000	-
Professional fees	209,738	169,510	55,763	92,770
Rent or Lease expense	11,186	49,288	4,419	11,168
Travel and entertainment expense	-	38,140	-	2,333
General & Administrative expenses	25,451	55,831	8,928	11,662
Total Operating Expenses	509,631	555,216	154,092	193,919
Net Operating Loss	(507,631)	(510,955)	(154,092)	(188,919)
Other Income (Loss)
Interest expense	(187)	(9,196)	(153)	(780)
Unrealized loss on investment	-	(2,510,460)	-	(117,115)
Minority interest	10,000	-	-	-
Settlements costs	(686,594)	-	-	-
Total Other Loss	(676,781)	(2,519,656)	(153)	(117,895)
Loss from Continuing Operations	(1,184,412)	(3,030,611)	(154,245)	(306,814)
Income Tax Expense	-	-	-	-
Net Loss	$(1,184,412)	$(3,030,611)	$(154,245)	$(306,814)
Net Loss Per Share	$(0.0007)	$(0.0058)	$(0.0001)	$(0.0006)
Weighted Average Shares Outstanding	1,741,079,573	519,753,397	1,964,987,542	519,753,397
The accompanying notes are an integral part of these consolidated financial statements.

GTREX Capital, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended September 30,
	2007	2006

Cash Flows from Operating Activities:
Net Loss	$(1,184,412)	$(3,030,610)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Unrealized Loss on Investment	-	2,510,460
Deposits	-	1,850
Amortization	40,998	40,998
Depreciation	7,721	6,801
Stock issued for services	18,000	-
Settlement costs on conversion of debt	686,594	-
Other current liabilities	-	1,595
Prepaid expense	19,779	-
Increase in accounts payable	70,852	228,586
Net Cash Used by Operating Activities	(340,468)	(240,320)
Cash Flows Used by Investing Activities:
Purchase of equipment	(6,137)	-
Net Cash Used by Investing Activities	(6,137)	-
Cash Flows from Financing Activities:
Bank overdraft	1,850	-
Proceeds from issuance of common stock	244,206	216,800
Proceeds from credit line	100,500	10,241
Net Cash from Financing Activities	346,556	227,041
Increase (Decrease) in Cash	(49)	(13,279)
Cash and Cash Equivalents at Beginning of Period	49	17,224
Cash and Cash Equivalents at End of Period	$-	$3,945
Non-Cash Investing and Financing Activities:
Stock issued on extinguishment of debt	$190,000	$-
Stock issued for note payable	$-	$9,060
Acquisition	$-	$1,800,000

The accompanying notes are an integral part of these consolidated financial statements.

GTREX CAPITAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2007

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of GTREX Capital, Inc. and its wholly owned subsidiary company is presented to assist in understanding the Company's financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

At September 30, 2007, the Company had one operating subsidiary, Global Travel Exchange, Inc., a Nevada corporation (“GTE”).  GTE is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them.

Dissolution of the Global Travel Partners Acquisition

On March 5, 2006, the Company acquired a 100% ownership interest in Global Travel Partners (“GTP”), a holding company with travel related business operations located in Vancouver, British Columbia, by issuing 800 million shares of restricted common stock and notes payable of $800,000.  Of the total purchase price, 200 million shares and all of the notes payable were placed in escrow pending the attainment by GTP of certain financial results during 2006.  The transaction contemplated the additional acquisition of affiliated companies; however, such follow-on acquisitions did not take place and the GTP operations failed to generate any significant revenues.  Effective December 31, 2006, the Company agreed to dissolve the previous acquisition of Global Travel Partners, Inc.  Under the terms of the dissolution, the Company agreed to return ownership of GTP to the prior owners in exchange for the cancellation of all shares and notes in escrow and the return of 400 million shares of GTREX stock.  The Company intends to cancel all shares issued in connection with the GTP acquisition.  Accordingly, the balance sheets and results of operations for GTP have been omitted from the accompanying financial statements and the shares of stock issued by GTREX in the transaction have been excluded from the total issued and outstanding shares disclosure.  The Company recorded a loss on the transaction of $1,200,000 which represented the fair value of the 200 million shares issued in the transaction that are not being returned.  This loss was recorded as of December 31, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of GTREX Capital, Inc., and Global Travel Exchange, Inc.  All material intercompany accounts and transactions have been eliminated in the consolidation.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from its inception through September 30, 2007.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.   The Company’s auditors have expressed a going concern opinion associated with the Company’s consolidated financial statements for the year ended December 31, 2006.  The Company will be required to raise addition capital through the issuance of either debt or equity securities in order to sustain operations for the coming year.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2007 consist of the following:

2007
Office furniture and Equipment	$51,475
Less accumulated depreciation	(26,549)

Equipment, net	$24,926

Office furniture and equipment are depreciated on straight-line basis over the estimated useful life of 5 to 7 years. Total recorded depreciation expense of $2,574 and $2,267 for the quarters ended September 30, 2007 and 2006, respectively.

NOTE 4 – SOFTWARE LICENSES

The Company has purchased several software licenses which are used as part of the Global Travel Exchange program.  The licenses are amortized over the anticipated useful life of the software which is seven years.  Licenses and accumulated amortization at September 30, 2007 are as follows:

2007
Software Licenses	$354,750
Less accumulated amortization	(132,011)

Licenses, net	$222,739

Amortization expense was $13,666 and $13,666 for the quarters ended September 30, 2007 and 2006, respectively.

NOTE 5 –  SETTLEMENT COSTS

On March 23, 2005, GTREX Capital’s wholly owned subsidiary Global Travel Exchange issued a note payable to Elleipsis, Inc. in the amount of $243,000 as consideration for a license agreement on certain software necessary for the Global Travel Exchange product.  The note was due and payable on March 1, 2007.  During the year ended December 31, 2005, the Company paid $53,000 against the liability, of which $15,000 was paid through the issuance of 3,000,000 shares of the Company’s common stock.  The Company was unable to pay the debt when it became due on March 1, 2007.  On March 2, 2007 the remaining principal and interest was paid in full by the issuance of 934,000,000 shares of the Company’s common stock under a court-ordered settlement.  The note holder agreed that half of any surplus proceeds from liquidating the stock over and above the balance due on the note plus accrued interest will be repaid to the Company as a reduction in settlement costs. As a result of this transaction, the Company recorded settlement costs of $828,800 in the quarter ended March 31, 2007 which represented the value of the shares issued, less the principle and interest owed.  During the nine months ended September 30, 2007, the Company received $244,206 from the note holder resulting from a surplus of cash after liquidating a portion of the shares.  The cash received has been recorded as a reduction in settlement costs.

NOTE 6 – CREDIT LINE

As of September 30, 2007, the Company owed $100,500 under a credit line payable to Sequoia International.  The credit line bears interest at the rate of 8% per annum and is due July 1, 2008.

NOTE 7 – STOCK TRANSACTIONS

On March 2, 2007, the Company entered into a Settlement Agreement with Sequoia International, Inc., which had purchased the note payable from Elleipsis, Inc. on March 1, 2007.  Under the terms of the Elleipsis note payable, the Company was required to pay remaining principal of $190,000 plus accrued interest on March 1, 2007 to satisfy the note.  The Company defaulted on this payment and Sequoia filed an action against the Company in the 12th Judicial Circuit Court.  The settlement agreement provided for the Company to issue a total of 934,000,000 shares of common stock for full satisfaction and release of the obligation.  The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow is the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares is escrow are voted by the Company’s chairman of the Board of Directors.  As of September 30, 2007, a total of 100,000,000 shares had been released from escrow.  The Company received $244,206 resulting from the surplus of the liquidation of the shares over and above that to which Sequoia was entitled to receive.

During the three months ended September 30, 2007, the Company issued 3,000,000 shares of restricted common stock as consideration for $3,000 in services rendered valued at $0.001 per share.

During the three months ended September 30, 2007, the Company cancelled 457,400 shares of restricted common stock previously issued to Christopher Berlandier in connection with the Mutual Release and Hold Harmless Agreement entered into on August 3, 2006.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of September 30, 2007, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared to three months ended September 30, 2006.

Revenues

The Company reported no revenues for the three months ended September 30, 2007compared to $5,000 for the three months ended September 30, 2006.  The revenues were generated by our wholly-own subsidiary, Global Travel Exchange, for direct connecting to the Voyager Network travel distribution platform, which provides a service that enables direct access to reservation systems of major travel suppliers.

The Company has not yet established revenues to cover its operating costs.  The Company's strategy over the next twelve months consists of remaining focused on acquiring technology companies, staying updated on distribution technology, acquiring new clients.

Operating Expenses

Operating expenses were $154,092 for the three months ended September 30, 2007 compared to operating expenses of $193,919 for the three months ended September 30, 2006.  Current period operating expenses consisted principally of $93,263 in administrative and professional fees and $18,000 in payroll expense.

Other Income/(Loss)

Other income/(Loss) for the three months ended September 30, 2007 was ($153) as compared to ($117,895) for the three months ended September 30, 2006.  Current period loss consisted of $153 in interest expense.

Net Loss

The Company incurred a net loss of $154,245 or $(0.0001) per share for the three months ended September 30, 2007, compared to a loss of $306,814 or $(0.0006) for the three months ended September 30, 2006.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006.

Revenues

Revenues for the nine months ended September 30, 2007 were $2,000, compared to $44,261 revenues for the nine months ended September 30, 2006.  All of our revenue was generated by our wholly-own subsidiary, Global Travel Exchange, for direct connecting to the Voyager Network travel distribution platform, which provides a service that enables direct access to reservation systems of major travel suppliers.

Operating Expenses

Operating expenses were $509,931 for the nine months ended September 30, 2007 compared to operating expenses of $555,216 for the nine months ended September 30, 2006.  Current period operating expenses consisted principally of $322,238 in administrative and professional fees and $59,000 in payroll expense.

Other Income/(Loss)

Other income/(loss) for the nine months ended September 30, 2007 was ($676,781) as compared to ($2,519,656) for the nine months ended September 30, 2006.   Current period other expense consisted principally of $686,594 in settlement costs related to the debt reduction of $190,000

Net Loss

The Company incurred a net loss of $1,184,412 or $(0.0007) for the nine months ended September 30, 2007, compared to a loss of $3,030,611 or $(0.0058) for the nine months ended September 30, 2006.

Liquidity and Capital Resources

The Company’s financial statements present an  impairment in terms of liquidity. As of September 30, 2007 the Company had $394,982 in current liabilities which exceeded current assets by $391,232.  The Company has accumulated $8,386,726 of net operating losses through September 30, 2007 which may be used to reduce taxes in future years through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  The Company's strategy over the next twelve months consists of remaining focused on acquiring technology companies, staying updated on distribution technology, acquiring new clients and to raise additional debt and/or equity financing to allow the Company to continue in operation and satisfy its financial obligations.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, Ronald Lindsay and Gary Nerison evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2007.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communication to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On November 6, 2007, the Company received notice of claim for $46,850 from Christopher Berlandier, its former Chief Executive Officer and Chairman of the Board of Directors, regarding alleged past wages due for salary and consulting services. The Company disputes the claim, considers it to be without merit and plans to defend itself against this claim.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On March 2, 2007, the Company entered into a Settlement Agreement with Sequoia International, Inc., which had purchased the note payable from Elleipsis, Inc. on March 1, 2007.  Under the terms of the Elleipsis note payable, the Company was required to pay remaining principal of $190,000 plus accrued interest on March 1, 2007 to satisfy the note.  The Company defaulted on this payment and Sequoia filed an action against the Company in the 12th Judicial Circuit Court.  The settlement agreement provided for the Company to issue a total of 934,000,000 shares of common stock for full satisfaction and release of the obligation.  The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow is the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares is escrow are voted by the Company’s chairman of the Board of Directors.  As of September 30, 2007, a total of 100,000,000 shares had been released from escrow.  The Company received $244,206 resulting from the surplus of the liquidation of the shares over and above that to which Sequoia was entitled to receive.

During the three months ended September 30, 2007, the Company issued 3,000,000 shares of restricted common stock as consideration for $3,000 in services rendered valued at $0.001 per share.

During the three months ended September 30, 2007, the Company cancelled 457,400 shares of restricted common stock previously issued to Christopher Berlandier in connection with the Mutual Release and Hold Harmless Agreement entered into on August 3, 2006.

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

Dated: November 13, 2007

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

Date: November 13, 2007

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

Date: November 13, 2007

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

1.

the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 13, 2007	/s/ Ronald Lindsay Ronald Lindsay President (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Gary Nerison, Treasurer (Principle Accounting Officer) of GTREX Capital, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 13, 2007	/s/ Gary Nerison Gary Nerison Treasurer (Principle Accounting Officer)