Form 10KSB
period 2007-12-31
GREEN GLOBE INTERNATIONAL, INC.
filed 2008-03-31
CIK 944020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act

of 1934 For the Fiscal Year Ended December 31, 2007

Commission File Number: 333-5874

GREEN GLOBE INTERNATIONAL, INC.
(Name of small business issuer in its charter)
Delaware	13-4171971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
29970 Technology Drive, Suite 203 Murrieta, California	92563
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (951) 677-6735

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
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

State issuer’s net revenues for its most recent fiscal year: $2,000.

As of March 12, 2008, the aggregate market value of the voting stock held by non-affiliates was $38,500,based on based upon the closing price of $0.007 reported for such date on The OTC Bulletin Board.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not Applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 13, 2008 there were 50,000,000 shares of the issuer's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Unless otherwise indicated, the information in this annual report on Form 10-KSB gives effect to the 1-for-100 reverse stock split of Green Globe International, Inc.’s common stock, par value $0.0001 per share (the “Common Stock”) effected on March 10, 2008.

GREEN GLOBE INTERNATIONAL, INC.
TABLE OF CONTENTS

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

ITEM 1.

DESCRIPTION OF BUSINESS

Green Globe International, Inc. (the “Company” or “GGLB”) was incorporated under the laws of the state of Delaware on November 12, 1999 under the name of Apollo Holdings, Inc. and was originally engaged in the business of creating anti-piracy software. The Company abandoned the original business plan due to difficulties faced by the Company in creating sustainable business in both our business models relating to anti-piracy software services that was offered to corporations with digital assets and the competition in web-based business-to-business intellectual property exchanges.  The Company sought other business opportunities and in March of 2004 completed a merger with GTREX, Inc. a privately held Delaware Corporation that was incorporated on June 14, 1999 to engage in the travel and tourism business. The Company, in anticipation of the merger, changed its name from Apollo Holdings, Inc. to GTREX, Inc. on February 24, 2004. The Company exchanged 88,194 (post reverse split) shares of newly issued common stock for 8,819,400 shares of the private company of which 7,942,068 shares have been issued.  The reorganization was recorded as a reverse acquisition using the purchase method of business combination.  In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition was that of GTREX, Inc.  The shares issued to the shareholders of Global Travel Exchange, Inc. have been stated retroactively, as though a 3 for 1 stock split occurred.  The reverse merger adjustment is therefore all the shares held by the GTREX Inc. shareholders prior to the acquisition.

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

Subsequent to the year ended December 31, 2007, the Company purchased a total of 88% Green Globe, Ltd., a British company that owns the Green Globe brand, the premier international brand for sustainable travel, tourism and related green businesses, through a securities purchase and share exchange agreement with two principal shareholders and two minority shareholder.  The Company anticipates using Green Globe, Ltd. as the flagship brand under which the Company’s travel oriented software solution would operate.  Accordingly, the Company changed its name to Green Globe International, Inc. to reflect the nature of the Company’s more global operating plan.  As a result of the acquisition of the Green Globe brand, the company expects to evaluate and potentially execute joint ventures, licensing agreements, partnerships, acquisitions and transactions that will spread the use of the brand and generate revenues for the company. Additional flexibility in the company's capital stock structure is expected to allow the company to entertain numerous opportunities to execute its global business strategy.  The Company expects to purchase the remaining 12% of Green Globe, Ltd., which would be positioned as a wholly owned subsidiary of the Company.

On February 20, 2008, the company entered into an intellectual property purchase agreement with Sustainable Tourism Development International, Inc. ("STDI"), an Australian Company, for the purchase of the intellectual property rights to the sustainability portal technologies designed and developed by STDI. The purchase will include the start up of a new Global Travel Exchange initiative that will utilize the STDI intellectual property.

On February 22, 2008, shareholders of the Company elected to change the Company’s corporate name to Green Globe International, Inc., to adequately reflect the Company’s current business model.

The Company presently has two subsidiary companies: Global Travel Exchange, Inc. and Green Globe, Ltd.

Global Travel Exchange, Inc. (“GTE”), a Nevada Corporation, is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them, obviating the need and cost of the traditional Global Distribution Systems (GDS).

Green Globe, Ltd., a British company that owns the Green Globe brand, the premier international brand for sustainable travel, tourism and related green businesses. The Company will promote and protect the Green Globe brand and expand its use by businesses, communities and other entities in a variety of applications worldwide.

On March 3, 2008 the Company’s Board of Directors determined that it was in the best interest of the Company to implement a 1 for 100 reverse split of the Company’s Common Stock and to decrease the authorized Common Stock from 10 billion to 5 billion.  On the same date, the Company filed a Certificate of Amendment to the Articles of Incorporation with the state of Delaware to implement a 1 for 100 reverse split effective March 10, 2008 and to decrease the Company’s authorized Common Stock from 10 billion to 5 billion.  All stock numbers in this Form 10-KSB and accompanying consolidated financial statements and notes have been adjusted to reflect the effects of the reverse split.

Employees

The Company currently has no employees.

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

Green Globe International, Inc.’s code of ethics was filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on May 9, 2007.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of its activities to the Board.  Such responsibilities shall include but not be limited to the selection, and if necessary the replacement of, the Company's independent auditors; the review and discussion with such independent auditors and the Company's internal audit department  (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-K.  Green Globe International, Inc.’s audit committee charter was filed as an exhibit to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2005 filed on April 27, 2006.

ITEM 2.

DESCRIPTION OF PROPERTY

Green Globe International, Inc. subleases approximately 2,337 square feet in Temecula, CA which serves as the corporate headquarters. The Company uses this space on a month-to-month basis as part of its management contract with Javelin Advisory Group.  The Company’s subsidiary, Global Travel Exchange, also leases a small office space in Aliso Viejo, California on a month-to-month basis at a rate of US $1,125 per month.

Management believes that its facilities are adequate for its present business.

ITEM 3.

LEGAL PROCEEDINGS

The Company was named a defendant in a case entitled Mark Aronson V. the Company which was filed August 2004  in Civil court. The plaintiff sued the Company along with thousands of other companies for sending email or fax spam. Although the Company does not arrange or send out any mass mailing, faxes or email, it chose not to defend itself because the legal cost of such defense was projected to that of the potential judgment. Judgment was awarded to the plaintiff on in the amount of $9,300.00, which has been recorded as a liability in the accompanying financial statements.  In June 2006, the Company settled for $5,000.  During the year ended December 31, 2007, the Company paid $5,000 as payment in full on the judgment.

On November 6, 2007, the Company received notice of claim for $46,850 from Christopher Berlandier, its former Chief Executive Officer and Chairman of the Board of Directors, regarding alleged past wages due for salary and consulting services.  The Company and Christopher Berlandier have been discussing a settlement as to terms of payment of the alleged obligations, and the Company is anticipating an agreement will be reached soon.

Other than listed above, Green Globe International, Inc. or any of its officers or directors is not a party to any material legal proceedings.

The Company’s property is not subject to any material pending legal proceedings and to the best our knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceedings against the Company.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

Until March 10, 2008, the Company’s Common Stock was quoted traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “GRXI”.  On March 10, 2008, the Company’s symbol changed from “GRXI” to “GGLB” in connection with the change in the Company’s name and a one for one hundred reverse split of the Company’s common stock.  The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter of the years ended December 31, 2007 and 2006, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low	Quarterly Close
3/31/2006	0.01	0.01	0.01
6/30/2006	0.007	0.006	0.006
9/30/2006	0.004	0.004	0.004
12/31/2006	0.002	0.002	0.002
3/31/2007	0.001	0.001	0.065
6/30/2007	0.003	0.003	0.003
9/30/2007	0.002	0.002	0.002
12/31/2007	0.001	0.001	0.001

Holders of record

As of December 31, 2007 there were approximately 155 shareholders of record of the Company’s common stock.

Dividends

The Company has never paid a cash dividend on its common stock. Payment of dividends is at the discretion of the Board of Directors.  The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On March 2, 2007, the Company entered into a Settlement Agreement with Sequoia International, Inc., which had purchased the note payable from Elleipsis, Inc. on March 1, 2007.  Under the terms of the Elleipsis note payable, the Company was required to pay remaining principal of $190,000 plus accrued interest on March 1, 2007 to satisfy the note.  The Company defaulted on this payment and Sequoia filed an action against the Company in the 12th Judicial Circuit Court.  The settlement agreement provided for the Company to issue a total of 9,340,000 (post reverse split) shares of common stock for full satisfaction and release of the obligation.  The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow is the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.

Section 15(g) of the Exchange Act

The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

Rule 15g-2 declares unlawful any broker-dealer transactions in “penny stocks” unless the broker-dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a “penny stock” transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker-dealers from completing “penny stock” transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker-dealer executing a “penny stock” transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person’s compensation.

Our common stock may be subject to the foregoing rules.  The application of the “penny stock” rules may affect our stockholders’ ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the “penny stock” rules.

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Small Business Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 2007	-0-	-0-	-0-	-0-
November 2007	-0-	-0-	-0-	-0-
December 2007	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

OVERVIEW

At December 31, 2007, the Company had one operating subsidiary, Global Travel Exchange, Inc., a Nevada corporation (“GTE”).  GTE offers an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide.  GTE searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. GTE will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them.

Subsequent to the year ended December 31, 2007, the Company purchased a total of 88% Green Globe, Ltd., a British company that owns the Green Globe brand, the premier international brand for sustainable travel, tourism and related green businesses, through a securities purchase and share exchange agreement with two principal shareholders and two minority shareholder.  The Company anticipates using Green Globe, Ltd. as the flagship brand under which the Company’s travel oriented software solution would operate.  Accordingly, the Company changed its name to Green Globe International, Inc. to reflect the nature of the Company’s more global operating plan.  As a result of the acquisition of the Green Globe brand, the company expects to evaluate and potentially execute joint ventures, licensing agreements, partnerships, acquisitions and transactions that will spread the use of the brand and generate revenues for the company. Additional flexibility in the company's capital stock structure is expected to allow the company to entertain numerous opportunities to execute its global business strategy.  The Company expects to purchase the remaining 12% of Green Globe, Ltd., which would be positioned as a wholly owned subsidiary of the Company.

On February 20, 2008, the company entered into an intellectual property purchase agreement with Sustainable Tourism Development International, Inc. ("STDI"), an Australian Company, for the purchase of the intellectual property rights to the sustainability portal technologies designed and developed by STDI. The purchase will include the start up of a new Global Travel Exchange initiative that will utilize the STDI intellectual property.

Currently, there are no commitments for material expenditures. It should be noted the Company’s auditors Chisholm, Beirwolf & Nilson have expressed in their audit opinion letter there is substantial doubt about the Company’s ability to continue as a going concern.

Administrative Services Agreement

On June 1, 2006, the Company entered into an agreement with Javelin Advisory Group, Inc. to furnish the Company with office facilities, equipment, clerical and record keeping services.  Javelin Advisory Group, Inc. will perform or oversee the performance of the Company’s required administrative services.  Under the terms of the contract, Javelin will be compensated a monthly fee of $12,500. The contract expired June 1, 2007 and the Company is currently on a month to month basis with Javelin Advisory Group and has not renewed this management agreement.

RESULT OF OPERATIONS

Revenues

The Company reported revenues of $2,000 for the year ended December 31, 2007 compared to $57,261 in revenues for the year ended December 31, 2006.  The revenues during both years were generated by our wholly-own subsidiary, Global Travel Exchange, for direct connecting to the Voyager Network travel distribution platform, which provides a service that enables direct access to reservation systems of major travel suppliers.

The Company has not yet established revenues to cover its operating costs.  The Company's strategy over the next twelve months consists of remaining focused on acquiring technology companies, staying updated on distribution technology, acquiring new clients.

Operating Expenses

Operating expenses were $690,644 for the 12 months ended December 31, 2007 compared to operating expenses of $675,347 for the year ended December 31, 2006.  Current year operating expenses consisted principally of $324,248 in professional and consulting fees and $171,268 in administrative fees.

Other Income/(Loss)

Other income/(loss) for the year ended December 31, 2007 was ($613,217) as compared to ($1,194,046) for the year ended December 31, 2006.   Current period other expense consisted principally of $623,042 in settlement costs related to the debt reduction of $190,000

Net Loss

The Company incurred a net loss of $1,301,861 or $(0.07) for the year ended December 31, 2007, compared to a loss of $1,812,132 or $(0.31) for the year ended December 31, 2006.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of December 31, 2007 the Company had $457,714 in current liabilities which exceeded current assets by $452,441.  The Company has accumulated $8,504,174 of net operating losses through December 31, 2007 which may be used to reduce taxes in future years through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  The Company's strategy during the year ending December 31, 2008 consists of remaining focused on acquiring technology companies, staying updated on distribution technology and acquiring new clients.   Management believes the Company will soon be able to generate revenues to assist in covering its operating costs through the acquisition of Green Globe, Ltd.

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007.

Our internal controls over financial reporting are designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

▪

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

▪

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

▪

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Item 8A(T).  Management’s Report on Internal Control Over Financial Reporting.

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2007 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO.  Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies as of December 31, 2007:

1)

Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented.  As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer.  Because we were unable to verify these procedures, we conclude that as of December 31, 2007 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets, and the authorization of sales transactions and customer billing rates.  While none of these control deficiencies resulted in audit adjustments to our 2007 interim or annual consolidated financial statements, they could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

2)

Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities.  While this control deficiency did not result in any audit adjustments to our 2007 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

3)

We did not maintain a level of personnel sufficient to execute certain computing controls over our information technology structure.  While this control deficiency did not result in any audit adjustments to our 2007 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

4)

We did not maintain adequate segregation of duties within certain areas impacting our financial reporting.  While this control deficiency did not result in any audit adjustments to our 2007 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible given our resources, we will seek the advice of outside consultants and utilize internal resources to implement additional internal controls to address the above identified material weaknesses.  We are taking steps to implement additional review and approval procedures applicable to our financial reporting process, and are in the planning phase of creating and implementing new information technology policies and procedures related to controls over information technology operations, security and change management.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007.  Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk.  Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

This report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

Not applicable.

PART III.

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) FO THE EXCHANGE ACT

The executive officers and directors of the Company as of March 17, 2008 are as follows:

Name	Age	Position
Steven Peacock(1)	62	Interim Chief Executive Officer, President and Director
Gary Nerison(2)	68	Secretary, Treasurer and Chairman of the Board of Directors
Terry De Lacy(3)	60	Director
Charles Kao(4)	59	Director

(1)

Mr. Peacock was named Interim Chief Executive Officer and President on November 28, 2007 and appointed as a member of the Board of Directors on March 14, 2008.

(2)

Mr. Nerison was named Secretary and Treasurer on March 19, 2007 and appointed Chairman of the Board of Directors on July 17, 2006.

(3)

Mr. De Lacy was appointed as a member of the Board of Directors on February 20, 2008.

(4)

Mr. Kao was appointed as a member of the Board of Directors on March 14, 2008.

The business experience of each of the persons listed above is as follows:

Steven Peacock, Interim Chief Executive Officer, Interim President and Director – Mr. Peacock has over thirty years of experience in seeking out and identifying emerging growth investment opportunities, both startup companies and work out assignments and is skilled at analyzing management structure and setting up programs for raising capital. He has working knowledge of taking companies through the process of becoming publicly traded, as well as assistance with strategic planning, corporate communications including shareholder relations and internet marketing as well as an extensive background in SEC requirements and filings utilizing broad network of legal, accounting, insurance, Internet technology and public relations affiliates. In addition to his work with and in publicly traded companies, Mr. Peacock has a background in the real estate development industry and in minor league professional sports development, primarily soccer, in both American and European venues. Mr. Peacock has an extensive operating knowledge of the Business Development Company process, having operated the first BDC on the west coast from 1998 to 2000. From 2001 to 2003, Mr. Peacock acted as a consultant for Peak Solutions, a firm offering a variety of consulting, management and financing services to the small business community, both public and private.  From 2003 to 2004, Mr. Peacock served as Chief Executive Officer and Chairman of the Board of Directors of YaSheng Group, Ltd., formerly Nicholas Investment Company, Inc.  From 2004 to 2005, Mr. Peacock served as a member of the Board of Directors of BDC Capital, Inc. and as Secretary, Chief Operating Officer and a member of the Board of Directors of CLX Investment Company. From 2005 to 2006, Mr. Peacock served as Chief Executive Officer and Chief Financial Officer of Entertainment Capital Corporation. Mr. Peacock also served as Chief Executive Officer and Chief Financial Officer of Aero Performance Products, Inc. from 2006 to 2007.  From 2004 to present, Mr. Peacock has served as managing partner of Javelin Advisory Group, Inc., a business consulting company located in Murrieta, California with the core focus of assisting businesses with a number of vital services, which include bringing small public companies into compliance with SEC requirements, assisting in the raising of necessary capital, evaluating potential acquisitions and providing management expertise.

Gary Nerison, Chairman of the Board of Directors, Secretary and Treasurer – Mr. Nerison is an experienced entrepreneur in commercial real estate and loan brokerage companies. With his rich business commercial real estate background, over the last 36 years, Mr. Nerison has initiated and led to growth several commercial real estate and loan brokerage companies. In 1998, he founded a loan brokerage firm placing venture loans for new business, which he still currently manages.  Since 2002, he has been the Co-founder and President of World Health and Education Foundation, a charitable organization.  Mr. Nerison attended Augustana College in Sioux Falls, South Dakota with Major in Economics.  Mr. Nerison also serves on the Board of Directors of and S3 Investment Company, Inc.

Professor Terry De Lacy, BSc(Hons), PhD, Director - Dr. De Lacy was Dean of the Agriculture and Natural Resources faculty at the University of Queensland and held a continuing chair in environmental policy at that university. Prior to that he was professor of natural resources at Charles Sturt University.  Dr. De Lacy’s research area is in environmental policy specializing in natural resources and sustainable tourism. He has authored six books, over 100 articles, 30 keynote addresses, been granted 2 patents, received 10 Australian Research Council grants, attracted over $9 million in personal research and supervised 20 PhD & research masters students over the last 15 years. Dr. De Lacy has extensive research and project experience in Asia, in particular China. He was appointed to the Queensland Government’s China Council and the Joint Australian India Government’s Sustainable Tourism joint working party. He has carried out a number of policy, program and project evaluations both in Australia and overseas for international agencies and national governments. He is a director of several “for profit” and “not for profit” companies including Chairman of STDI Pty Ltd. He coordinated the development of the Earthcheck program which is being used in over 50 countries by Green Globe to benchmark the sustainability performance of tourism businesses and destinations. He recently coordinated a proposed R&D program for tourism and climate change for the Australian Government and a destination adaptation to climate change strategy for the Sri Lankan Government. From July 1997 to July 2007, Dr. DeLacy served as Chief Executive Officer of the Australian Government established, national, Sustainable Tourism Cooperative Research Centre.  From August 2007 to present, he has served as professor in Sustainable Tourism and Environmental Policy, Victoria University Australia.

Charles Kao, Director – During the past 30 years, Mr. Kao has served as Chief Executive Officer of several travel related companies, including Charter Flight Companies, Retail Travel Agencies, Meeting and Convention Planners, Destination Management Companies, Special Interest Group, FIT operator, and Air Consolidator, based in US, Europe and Orient.  Since 1989, Mr. Kao has served as Managing Director of Travelware, Travelware’s focus is on technology needs of tour companies, hotels, airlines, tourist boards, convention, visitor bureaus, car rental companies, travel management companies and Fortune 1000 companies' travel departments.  Customers include Carlson WagonLit Travel, American Express Travel, Kuoni/Zurich, Grey Line Worldwide, Japan Travel Bureau International, Jet Vacations, Jetset Tours, Texas Instruments, Xerox, Allied Signal, and Accor Group/Paris.  Since 1995, Mr. Kao has been very active in travel related eCommerce in over 20 countries. Mr. Kao is the co-founder (1995) of Tiss.com, with partners Deutsch Telecom and Lufthansa Group in the Omnis Online global tourism marketplace, Tiss.com offers online consolidator airfare in 20 countries in 9 languages and responsible for launching Travelocity and One Travel’s consolidator program in 1996.  Mr. Kao currently serves as Group Chairman and Publisher of TravelMole.com and Travel Mole.TV, TravelMole.com is an online media company which publishes 15 eNewsletters to over 450,000 travel and tourism industry professional subscribers and 70 million consumers in 132 countries. TravelMole.TV engages in internet video production and broadcasting to a global audience of 150 million. Since 2003, Mr. Kao has served as President of OmniTravelSeach, Inc., OmniTravelSearch develops meta search solutions for travel/tourism enterprises and was awarded and owns the meta search patent in 1999. In addition, Mr. Kao has served as Chairman of Omni Tourism, LLC since 2001, Omni Tourism owns and develops proprietary software for designations to manage, aggregate and distribute their content and manage their destinations.  Mr. Kao graduated from University of Michigan with a bachelor’s degree in Industrial Engineering and currently is a member of ASTA (American Society of Travel Agents), SITE (Society of Incentive Travel Executives), ACTE (Association of Corporate Travel Executives), NBTA (National Business Travel Association), Society of Travel & Tourism Educators, PATA (Pacific Area Travel Association) and CLIA (Cruise Line International Association). In addition, he is the founder of TTA (Travel Technology Association) and TOWARD (Tour Operators & Wholesalers Achieving Real-time Distribution).

Meetings

During the year ended December 31, 2007 the Board of Directors met informally on 7 occasions.  All Board actions were taken by resolution of unanimous consent in lieu of board meetings.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table contains compensation data for our named executive officers for the fiscal years ended December 31, 2007 and 2006.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Berlandier (1)	2006	$22,300	-	-	-	-	-	-	$22,300
Kenneth Wiedrich(2)	2006	-	-	-	-	-	-	-	-
Gary Nerison (3)	2006	$14,000	-	$40,000	-	-	-	-	$54,000
	2007	-	-	-	-	-	-	-	-
Ronald Lindsay(4)	2007	$18,000	-	$15,000	-	-	-	-	$39,000

Steven Peacock(5)	2007	-	-	-	-	-	-	-	-

(1) Mr. Berlandier served as Chief Executive Officer and President from August 2004 to July 2006.

(2) Mr. Wiedrich served as Secretary and Chief Financial Officer from December 2004 to March 2007. Mr. Wiedrich received compensation from Javelin Advisory Group, which had an administrative service contract with the Company.

(3) Mr. Nerison served as Interim Chief Executive Officer, Chief Compliance Officer and President from July 2006 to February 2007.  He has served as Secretary and Treasurer from March 2007 to present.

(4) Mr. Lindsay served as Interim President from February 2007 to November 2007.

(5) Mr. Peacock has served as Interim Chief Executive Officer and President from November 2007 to present.

Employment Contract

On March 1, 2007, the Company entered into an employment contract with Ronald Lindsay, the Company’s former Interim President.  Pursuant to the employment agreement, Mr. Lindsay was entitled to an annual base salary of $24,000 and 1,000,000 (post reverse split) restricted shares of the Company’s common stock.  On November 28, 2007, the Registrant accepted the resignation from Ronald Lindsay as the Registrant’s Interim President. Effective on the same date to fill the vacancy created by Mr. Lindsay’s resignation, the Registrant appointed Steven Peacock as the Registrant’s Interim President and Interim Chief Executive Officer.  The Company and Mr. Peacock are currently in the processes of finalizing an employment agreement; however, as of the date hereof there is not a written employment agreement in place.

Director Compensation

The following table contains compensation data for our board of directors for the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Gary Nerison	$10,000	-	-	-	-	-	$10,000
James Bickel	$10,000	-	-	-	-	-	$10,000
Robert McCoy	$10,000	-	-	-	-	-	$10,000

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

Compliance With Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires Green Globe International, Inc.'s executive officers, directors, and persons who own more than ten percent (10%) of a registered class of Green Globe International, Inc.'s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent (10%) shareholders are also required by the SEC rules to furnish Green Globe International, Inc. with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2007, except as provided in the next sentence, there was compliance with the Form 3, Form 4 and Form 5 filing requirements applicable to its officers, directors and 10% stockholders.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table sets forth information, to the best knowledge of the Company, as of March 14, 2008 with respect to each person known by Green Globe International, Inc. to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address (1)	Number of Shares Beneficially Owned	Class	Percentage Beneficially Owned(2)
Steven Peacock, Interim Chief Executive Officer and President	649,194	Common	1%
Gary Nerison, Secretary, Treasurer and Chairman of the Board of Directors	349,900	Common	1%

Terry De Lacy, Director	5,000,000(3)	Common	10%
Charles Kao	1,000,000(4)	Common	2
Total for all directors and executive officers (4 persons)	6,999,094	Common	14%
Daniel Affolter Hornbachstrasse 50 CH-8034 Zurich Switzerland	3,408,000	Common	7%
Sequoia International, Ltd. c/o Corporate Capital Formation, Inc. 2724 Otter Creek Ct., # 101 Las Vegas, NV 89117-1732	-0-(5)	Common	*
*Denotes less than 1%

(1)

Unless indicated otherwise, the address for each of the above listed is c/o Green Globe International, Inc., 29970 Technology Drive, Suite 203, Murrieta, California 92563.

(2)

The above percentages are based on 50,000,000 shares of common stock outstanding as of March 14, 2008

(3)

Shares owned by Sustainable Tourism Development International, Inc. of which Terry De Lacy is a Managing Director.

(4)

Shares owned by Omni Tourism, LLC of which Charles Kao is the Chairman of the Board of Directors.

(5)

Shares issued to Sequoia are held in an escrow account to prevent the resale without consent of Green Globe International, Inc.  Further, while the shares are in escrow, the shares are voted by the Green Globe International Board of Directors.  Since Sequoia has neither the right to vote the shares nor the right to dispose of them, Sequoia does not meet the technical definition of beneficial ownership of the escrow shares.  Were Sequoia to be considered the beneficial owner, Sequoia would control 7,580,000 (post reverse split) shares, which is approximately 15% of the Company’s issued and outstanding common stock.  The address listed for Sequoia is that of its registered U.S. agent for service.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As of December 31, 2007, the Company owed Gary Nerison, James Bickel and Robert McCoy, members of the board of directors during the year ended 2007, a total of $47,747 in past due compensation for service on the board of directors.

Director Independence

Our Board of Directors has adopted director independence guidelines to assist in determining each director’s independence.  The guidelines identify categories of relationships that the Board has determined would not affect a director’s independence, and therefore are not considered by the Board in determining director independence. Under the director independence guidelines, the Board must affirmatively determine that a director has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board of Directors have analyzed the independence of each director and determined that the following directors meet the standards of independence under our director independence guidelines, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment: Terry De Lacy and Charles Kao.

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

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed on April 12, 2001.
3.2	Bylaws	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed on April 12, 2001.
3.3	Amendment to the Articles of Incorporation dated February 29, 2008	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 7, 2008.
3.4	Amendment to the Articles of Incorporation dated March 3, 2008	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 7, 2008.
14	Code of Ethics adopted March 27, 2007	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2006 filed on May 9, 2007.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99(i)	Audit Committee Charter adopted February 9, 2005	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2005 filed on April 27, 2006.

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements and reviews of the financial statements included in the Company's Forms 10-KSB for fiscal 2007 and 2006 were approximately $17,000 and $12,000, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2007 and 2006 were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Globe International, Inc. /s/ Steven Peacock Steven Peacock Interim President and Chief Executive Officer

Dated: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gary Nerison
Gary Nerison	Chairman of the Board of Directors	March 31, 2008

/s/ Terry De Lacy
Terry De Lacy	Director	March 31, 2008

/s/ Charles Kao
Charles Kao	Director	March 31, 2008

/s/ Steven Peacock	Director	March 31, 2008
Steven Peacock

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Steven Peacock, Chief Executive Officer certify that:

(1)   I have reviewed this annual report on Form 10-KSB of Green Globe International, Inc.;

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

Date: March 31, 2008	By: /s/ Steven Peacock
Steven Peacock, Interim Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF PRINCIPLE ACCOUNTING OFFICER

I, Gary Nerison, Treasurer (Principle Accounting Officer) certify that:

(1)   I have reviewed this annual report on Form 10-KSB of Green Globe International, Inc.;

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

Date: March 31, 2008	By: /s/ Gary Nerison
Gary Nerison, Treasurer (Principle Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Green Globe International, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Peacock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Steven Peacock

Steven Peacock

Chief Executive Officer

March 31, 2008

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Green Globe International, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary Nerison, Treasurer (Principle Accounting Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Gary Nerison

Gary Nerison

Treasurer, (Principle Accounting Officer)

March 31, 2008

GREEN GLOBE INTERNATIONAL, INC.
(FORMERLY GTREX CAPITAL, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Green Global International, Inc.
(Formerly Gtrex Capital, Inc.)
Murrieta, California

We have audited the accompanying consolidated balance sheets of Green Global International, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Global International, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses from operations, recurring negative cash flows from operations, and has limited sales which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson, LLC
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
February 25, 2008

Green Globe International, Inc. (formerly GTREX Capital, Inc.) Consolidated Balance Sheet
December 31, 2007
ASSETS
Current Assets
Cash	$523
Deposits	4,750
Total Current Assets	5,273
Property and equipment, net of depreciation	22,353
Other Assets
Licenses, net of amortization	209,073
Total Other Assets	209,073
Total Assets	$236,699
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	260,967
Related party payables (Note 7)	47,747
Credit Line (Note 5)	149,000
Total Current Liabilities	457,714
Total Liabilities	457,714
Commitments	-
Stockholders' Deficit
Preferred Stock, Authorized 30,000,000 Shares, $0.0001 Par Value, 0 Shares Issued and Outstanding	-
Common Stock, Authorized 5,000,000,000 Shares, $0.0001 Par Value,19,796,957 Shares Issued and Outstanding, retroactively restated	1,980
Additional Paid in Capital	8,281,179
Accumulated Deficit	(8,504,174)
Total Stockholders' Deficit	(221,015)
Total Liabilities and Stockholders' Deficit	$236,699

The accompanying notes are an integral part of these consolidated financial statements

Green Globe International, Inc. (formerly GTREX Capital, Inc.) Consolidated Statements of Operations
	For the Year Ended December 31,	For the Year Ended December 31,
	2007	2006
Revenues
Payment from agencies	$2,000	$57,261
Total Revenues	2,000	57,261
Operating Expenses
Administrative fees	150,000	140,000
Amortization expense	54,664	54,664
Consulting	27,000	52,425
Depreciation expense	10,294	9,067
Investor relations	23,505	34,798
Licenses expense	3,600	24,000
Payroll expense	77,000	-
Professional fees	297,248	212,260
Rent or Lease expense	16,035	53,394
Travel and entertainment expense	10,030	40,945
General & Administrative expenses	21,268	53,794
Total Operating Expenses	690,644	675,347
Net Operating Loss	(688,644)	(618,086)
Other Income (Loss)
Interest expense	(175)	(9,916)
Other income	-	525
Forgiveness of debt	-	11,181
Unrealized loss on investment	-	(1,195,836)
Settlements costs	(623,042)	-
Total Other Loss	(623,217)	(1,194,046)
Loss from Continuing Operations	(1,311,861)	(1,812,132)
Minority interest	10,000	-
Income Tax Expense	-	-
Net Loss	$(1,301,861)	$(1,812,132)
Net Loss Per Share	$(0.07)	$(0.31)
Weighted Average Shares Outstanding	18,011,280	5,850,858

The accompanying notes are an integral part of these consolidated financial statements.

Green Globe International, Inc. (formerly GTREX Capital, Inc.)
Consolidated Statement of Stockholders' Equity (Deficit) For the Period January 1, 2006 through December 31, 2007
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, January 1, 2006	100,000	$10	3,566,536	$357	$5,450,262	$(5,390,181)
Cancellation of preferred stock and issue common	(100,000)	(10)	1,000	-	-	-
Stock issued for cash	-	-	3,237,129	324	232,407	-
Stock issued for services	-	-	1,398,532	140	335,648	-
Stock issued for cancellation of Vancouver (agreement)	-	-	2,000,000	200	1,180,000	-
Net Loss for period ended December 31, 2006	-	-	-	-	-	(1,812,132)
Balance, December 31, 2006	-	-	10,203,197	1,020	7,198,317	(7,202,313)
Stock issued for cash	-	-	2,797,800	280	307,478	-
Stock issued for debt satisfaction	-	-	6,542,200	654	719,922	-
Restricted stock issued for services	-	-	263,333	26	55,366	-
Cancellation of common stock	-	-	(9,574)	(1)	96	-
Net Loss for period ended December 31, 2007	-	-	-	-	-	(1,301,861)
Balance, December 31, 2007	-	$-	19,796,957	$1,980	$8,281,179	$(8,504,174)

The accompanying notes are an integral part of these consolidated financial statements.

Green Globe International, Inc. (formerly GTREX Capital, Inc.)
Consolidated Statements of Cash Flows
	For the Twelve Months Ended December 31,
	2007	2006

Cash Flows from Operating Activities:
Net Loss	$(1,301,861)	$(1,812,132)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Loss on Disposal Investment	-	1,195,836
Deposits	-	(17,384)
Amortization	54,664	54,664
Depreciation	10,295	9,067
Stock issued for services	58,000	349,633
Settlement costs on conversion of debt	623,042	-
(Increase) decrease in gain on disposal of assets	-	(1,160)
Changes in Operating Assets and Liabilities
Increase (decrease) in other current liabilities	-	(9,585)
(Increase) decrease in prepaid expense	18,779	-
Increase (decrease) in accounts payable	86,935	(11,832)
Net Cash Used by Operating Activities	(450,146)	(242,893)

Cash Flows Used by Investing Activities:
Purchase of equipment	(6,138)	-
Net Cash Used by Investing Activities	(6,138)	-

Cash Flows from Financing Activities:
Cash paid on notes payable	-	(39,060)
Proceeds from issuance of common stock	307,758	264,778
Proceeds from credit line	149,000	-
Net Cash Provided from Financing Activities	456,758	225,718
Increase (Decrease) in Cash	474	(17,175)
Cash and Cash Equivalents at Beginning of Period	49	17,224
Cash and Cash Equivalents at End of Period	$523	$49
Non-Cash Investing and Financing Activities:
Stock issued on extinguishment of debt	$190,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREEN GLOBE INTERNATIONAL, INC.

(FORMERLY GTREX CAPITAL, INC.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of Green Globe International, Inc. and its wholly owned subsidiary company is presented to assist in understanding the Company's financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization and Business Activities

Until November 16, 2006, Green Globe International, Inc.  (the “Company” or “GGI”) was a closed-end, non-diversified management investment company reporting under the Investment Company Act of 1940 as a “Business Development Company”. Green Globe International, Inc. was incorporated under the laws of the state of Delaware under the name of Apollo Holdings, Inc. and was originally engaged in the business of creating anti-piracy software. The Company abandoned the original business plan due to difficulties faced by the Company in creating sustainable business in both our business models relating to anti-piracy software services that was offered to corporations with digital assets and the competition in web-based business-to-business intellectual property exchanges.  The Company sought other business opportunities and in March of 2004 completed a merger with GTREX, Inc. a privately held Delaware Corporation that was incorporated on June 14, 1999 to engage in the travel and tourism business. The Company, in anticipation of the merger, changed its name from Apollo Holdings, Inc to GTREX, Inc. on February 24, 2004. The Company exchanged 8,819,400 shares of newly issued common stock for 8,819,400 shares of the private company of which 7,942,068 shares have been issued.  The reorganization was recorded as a reverse acquisition using the purchase method of business combination.  In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of GTREX, Inc.  The shares issued to the shareholders of Global Travel Exchange, Inc. have been stated retroactively, as though a 3 for 1 stock split occurred.  The reverse merger adjustment is therefore all the shares held by the GTREX Inc. shareholders prior to the acquisition.

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

As of December 31, 2007, the only subsidiary company was Global Travel Exchange, Inc., a Nevada corporation.  Global Travel Exchange, Inc. is an alternative Global Distribution System (GDS) providing direct access to reservation systems of major travel suppliers - airlines, cruise lines, hotels, car rental companies and providers of other travel amenities worldwide. The company searches for availability and price for the itinerary suggested by the buyer over all direct connected suppliers and global distribution systems and presents the aggregated result in the format preferred by the buyer. Besides improved brand and revenue management, suppliers save distribution costs while providing efficient service to major customers through direct connection. The Company will provide integrated and seamless web-based linkage from the supplier's reservation systems direct to the systems of their selected buyers and serve as a reservation service between them.

On November 16, 2006, the Company’s shareholders voted to withdraw the Company’s BDC election and cease operating as an investment company.  The decision to withdraw the BDC election was prompted principally to allow the Company to focus its operations and finances on bringing the Global Travel Exchange product to market.  On November 16, 2006, the Company filed Form N-54C to formally withdraw its BDC election.  As a result, the accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Practices for an operating company for all periods presented.

Subsequent to the year ended December 31, 2007, the Company acquired an 88% interest in Green Globe, Ltd., a privately-held UK corporation specializing in providing environmental certification to corporations and countries seeking to achieve a carbon-neutral travel industry, through the issuance of 8,300,000 (post reverse split) shares of the Company’s restricted common stock and the assumption of note payables due to the multiple individuals totaling $2,075,615.  The Company anticipates using Green Globe, Ltd. as the flagship brand under which the Company’s travel oriented software solution would operate.  Accordingly, the Company changed its name to Green Globe International, Inc. to reflect the nature of the Company’s more global operating plan.  Since the acquisition of Green Globe, Ltd. was consummated subsequent to December 31, 2007, the financial statements of Green Globe, Ltd. have not been included in the accompanying consolidated financial statements.

Common Stock

On March 3, 2008 the Company’s Board of Directors determined that it was in the best interest of the Company to implement a 1 for 100 reverse split of the Company’s Common Stock and to decrease the authorized Common Stock from 10 billion to 5 billion.  On the same date, the Company filed a Certificate of Amendment to the Articles of Incorporation with the state of Delaware to implement a 1 for 100 reverse split effective March 10, 2008 and to decrease the Company’s authorized Common Stock from 10 billion to 5 billion.  All stock numbers in the accompanying consolidated financial statements and these notes have been adjusted to reflect the effects of the reverse split.

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

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

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

	2007	2006
Loss from operations	(688,644)	(618,086)
Loss per share from operations	(0.04)	(0.11)
Net Loss	(1,301,861)	(1,812,132)
Net loss per share	(0.07)	(0.31)
Weighted Average Number of Shares Outstanding	18,011,280	5,850,858

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

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
NOL Carryover	443,000	888,000
Deferred tax liabilities:
Valuation allowance	(443,000)	(888,000)
Net deferred tax asset	$-	$-

At December 31, 2007, the Company had net operating loss carryforwards of approximately $3,582,131 that may be offset against future taxable income from the years 2008 through 2027.  No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The components of current income tax expense as of December 31, 2007 and 2006, respectively are as follows:

	2007	2006

Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	445,000	(188,000)
Change in valuation allowance	(445,000)	188,000
Income tax expense	$-	$-

Recent Accounting Pronouncements

During the year ended December 31, 2007, the Company adopted the following accounting pronouncements:

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

SFAS No. 156, "Accounting for Servicing of Financial Assets"

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The adoption of SFAS No. 156 did not have a material impact on our consolidated financial statements.

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies to other accounting pronouncements that require or permit fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.”  SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets, and the benefit obligation.  SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.  SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006.  The adoption of SFAS No. 158 did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”, (“SFAS 141(R)”). This Statement replaces the original FASB Statement No. 141. This Statement retains a fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer: (1) Recognizes and measurers in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. (2) Recognized and measurer the goodwill acquired in the business combination or a gain from a bargain purchase. (3) Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement apples prospectively to business combinations for which the acquisition date is on of after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect the new standard to have any material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. (“SFAS 160”). This Statement amends the original Accounting Review Board (ARB) NO. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company does not currently expect the new standard to have any material impact on its financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Green Globe International, Inc., and Global Travel Exchange, Inc.  All material intercompany accounts and transactions have been eliminated in the consolidation.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from its inception through December 31, 2007.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern and the company is dependent on financing to continue operations. These circumstances raise substantial doubt about the company’s ability to continue as a going concern.   The Company’s auditors have expressed a going concern opinion associated with the Company’s consolidated financial statements for the year ended December 31, 2007.  It is management’s plan to raise addition capital through the issuance of either debt or equity securities in order to sustain operations for the coming year.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2007 consist of the following:

Office furniture and Equipment	$51,475
Less accumulated depreciation	(29,122)

Equipment, net	$22,353

Office furniture and equipment are depreciated on straight-line basis over the estimated useful life of 5 to 7 years. Total depreciation expense was recorded as $10,295 and $9,067 for the years ended December 31, 2007 and 2006, respectively.

NOTE 4 – SOFTWARE LICENSES

The Company has purchased several software licenses which are used as part of the Global Travel Exchange program.  The licenses are amortized over the anticipated useful life of the software which is seven years.  Licenses and accumulated amortization at December 31, 2007 are as follows:

Software Licenses	$354,750
Less accumulated amortization	(145,677)

Licenses, net	$209,073

Total amortization expense was recorded as $54,664 and $54,664 for the years ended December 31, 2007 and 2006, respectively.

NOTE 5 –  CREDIT LINE PAYABLE

 The Company entered into a credit line with Sequoia International, Inc., an affiliate shareholder, under which a total of $149,000 was advanced as of December 31, 2007.  Under the terms of the credit line, a total of $250,000 may be advanced with the balance due in full on June 30, 2008.

NOTE 6 – STOCK TRANSACTIONS

During the year ending December 31, 2006, the Company’s board of directors elected to cancel the 100,000 shares of Series B preferred stock outstanding.  The sole Series B preferred shareholder, Christopher Berlandier, agreed to this action and the shares were converted into 100 (post reverse split) shares of common stock.  As a result of the foregoing transactions, neither the Company nor its subsidiary, had any class or series of preferred stock issued and outstanding as of December 31, 2006.

During the year ending December 31, 2006, the Company issued 885,463 (post reverse split) shares of common stock exempt from registration under regulation E for cash of $182,560.  The Company placed 815,000 (post reverse split) of these shares into an escrow account, in the name of Sequoia International, these shares are voted by the Company’s board of directors and cannot be resold while in escrow.  During this same period, the Company issued 2,351,666 (post reverse split) restricted shares for cash of $82,218.  In addition, 1,398,532 (post reverse split) shares were issued for prior services valued at $349,633 under an S-8 registration.  Of the shares issued for services, 411,488 (post reverse split) shares were issued to members of the Board of Directors as satisfaction of unpaid directors’ fees totaling $102,872.

The Company agreed to dissolve the previous acquisition of Global Travel Partners, Inc., a Nevada company.  Global Travel Partners (“GTP”) is a holding company with travel related business operations located in Vancouver, British Columbia.  The Company acquired a 100% ownership interest in GTP on March 5, 2006 by issuing 6 million (post reverse split) shares of restricted common stock and notes payable of $800,000.  Of the total purchase price, 2 million (post reverse split) shares and all of the notes payable were placed in escrow pending the attainment by GTP of certain financial results during 2006.  The transaction contemplated the additional acquisition of affiliated companies; however, such follow-on acquisitions did not take place and the GTP operations failed to generate any significant revenues.  Under the terms of the dissolution, the Company agreed to return ownership of GTP to the prior owners in exchange for the cancellation of all shares and notes in escrow and the return of 4 million (post reverse split) shares of the Company’s stock.  The Company intends to cancel all shares issued in connection with the GTP acquisition.  Accordingly, the balance sheets and results of operations for GTP have been omitted from the accompanying financial statements and the shares of stock issued by the Company in the transaction and returned under the cancellation have been excluded from the total issued and outstanding shares disclosure.   The 2 million (post reverse split) shares of the Company’s stock which were not returned as part of the negotiated dissolution have been accounted for as Loss on Disposal of Investments at the estimated fair value of such shares on the date of dissolution.

On March 2, 2007, the Company entered into a Settlement Agreement with Sequoia International, Inc., which had purchased the note payable from Elleipsis, Inc. on March 1, 2007.  Under the terms of the Elleipsis note payable, the Company was required to pay remaining principal of $190,000 plus accrued interest on March 1, 2007 to satisfy the note.  The Company defaulted on this payment and Sequoia filed an action against the Company in the 12th Judicial Circuit Court.  The Company issued a total of 9,340,000 (post reverse split) shares of common stock for full satisfaction and release of the debt  obligation and cash proceeds of $307,558.

In accordance with the employment contract with Ronald Lindsay, president, dated March 1, 2007, the Company issued 100,000 (post reverse split) restricted shares to Mr. Lindsay. The shares were valued at $0.0015 per share and were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

During the year ended December 31, 2007, the Company issued a total of 163,333 (post reverse split) shares for services valued at $43,000.  The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

NOTE 7 – AFFILIATE AND RELATED PARTY TRANSACTIONS

The Company received a credit line in the amount of $250,000, of which $149,000 had been advanced as of December 31, 2007, from Sequoia International.  Sequoia is not considered an affiliate since it does not beneficially own or control more than 4.9% of the Company’s total issued and outstanding common stock; however, by virtue of the 9,340,000 (post reverse split) shares held in escrow for the benefit of Sequoia, an affiliate relationship could be construed.  The line of credit was approved by the Board of Directors and the terms thereof are equivalent to those of an arm’s length transaction.

As of December 31, 2007, the Company owed Gary Nerison, James Bickel and Robert McCoy, members of the board of directors during the year ended 2007, a total of $47,747 in past due compensation for service on the board of directors.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On November 6, 2007, the Company received notice of claim for $46,850 from Christopher Berlandier, its former Chief Executive Officer and Chairman of the Board of Directors, regarding alleged past wages due for salary and consulting services.  The Company and Christopher Berlandier have been discussing a settlement as to terms of payment of the alleged obligations, and the Company is anticipating an agreement will be reached soon.

On March 1, 2007, the Company entered into an Employment Agreement with Ronald Lindsay, President. Pursuant to the Employment Agreement, Mr. Lindsay will serve as President for an employment term through February 28, 2008. Mr. Lindsay is entitled to an annual base salary of $24,000 and an initial bonus of 10,000,000 (ten million) restricted shares of the Company’s common stock.  The capital commitment for satisfaction of this contract is $4,000.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2007, the Company acquired an 88% interest in Green Globe, Ltd., a privately-held UK corporation specializing in providing environmental certification to corporations and countries seeking to achieve a carbon-neutral travel industry, through the issuance of 8,300,000 (post reverse split) shares of the Company’s restricted common stock and the assumption of note payables due to the multiple individuals totaling $2,075,615.  The Company anticipates using Green Globe, Ltd. as the flagship brand under which the Company’s travel oriented software solution would operate.  Accordingly, the Company changed its name to Green Globe International, Inc. to reflect the nature of the Company’s more global operating plan.  Since the acquisition of Green Globe, Ltd. was consummated subsequent to December 31, 2007, the financial statements of Green Globe, Ltd. have not been included in the accompanying consolidated financial statements.

On January 3, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on a delinquent debt of $121,000.   The settlement agreement provided for the Company to issue a total of 10,000,000 (post reverse split) shares of common stock for full satisfaction and release of the obligation.  The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow is the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.

On March 3, 2008 the Company’s Board of Directors determined that it was in the best interest of the Company to implement a 1 for 100 reverse split of the Company’s Common Stock and to decrease the authorized Common Stock from 10 billion to 5 billion.  On the same date, the Company filed a Certificate of Amendment to the Articles of Incorporation with the state of Delaware to implement a 1 for 100 reverse split effective March 10, 2008 and to decrease the Company’s authorized Common Stock from 10 billion to 5 billion.  All stock numbers in the accompanying consolidated financial statements and these notes have been adjusted to reflect the effects of the reverse split.