Form 10-Q
period 2008-03-31
GREEN GLOBE INTERNATIONAL, INC.
filed 2008-05-20
CIK 944020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

Commission file number 000-27487

GREEN GLOBE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

                  Delaware                                                                                      13-4171971

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

GTREX CAPITAL, INC.
(former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 12, 2008, the issuer had 88,697,192 shares of its common stock issued and outstanding.

ITEM 1-FINANCIAL STATEMENTS

GREEN GLOBE INTERNATIONAL, INC. Consolidated Balance Sheet (Unaudited)
March 31, 2008
ASSETS
Current Assets
Cash	$281
Deposits	3,750
Total Current Assets	4,031
Property and equipment, net of depreciation	19,779
Investment in Portal IP	50,000
Licenses, net of amortization	195,407
Total Other Assets	265,186
Total Assets	$269,217
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	541,741
Credit Line	155,246
Total Current Liabilities	696,987
Minority Interest	254,058
Long-Term Liabilities	2,117,152
Total Liabilities	3,068,197
Stockholders' Deficit
Common Stock, Authorized 5,000,000,000 Shares, $0.0001 Par Value, 51,771,714 Shares Issued and Outstanding	5,177
Additional Paid in Capital	8,497,424
Stock Payable	250,000
Retained Deficit	(11,551,581)
Total Stockholders' Deficit	(2,798,980)
Total Liabilities and Stockholders' Deficit	$269,217
The accompanying notes are an integral part of these consolidated financial statements.

GREEN GLOBE INTERNATIONAL, INC. Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2008	2007
Revenues
Payment from agencies	$-	$2,000
Total Revenues	-	2,000
Operating Expenses
Administrative fees	37,500	37,500
Amortization expense	13,666	13,666
Consulting	121,000	9,000
Depreciation expense	2,574	2,574
Investor relations	10,982	5,135
Licenses expense	-	3,600
Payroll expense	-	18,000
Professional fees	79,901	48,125
Rent or Lease expense	4,541	2,267
Travel and entertainment expense	26,017	-
General & Administrative expenses	20,114	2,728
Total Operating Expenses	316,295	142,595
Net Operating Loss	(316,295)	(140,595)
Other Income (Loss)
Disposition of assets	(173,997)	-
Forgiveness of debt	15,604	-
Settlements costs	(279,000)	(828,800)
Total Other Loss	(437,393)	(828,800)
Loss from Continuing Operations	(753,688)	(969,395)
Minority Interest	20,880	-
Net Loss	$(732,808)	$(969,395)
Net Loss Per Share	$(0.0144)	$(0.0010)
Weighted Average Shares Outstanding	52,266,294	10,203,197

The accompanying notes are an integral part of these consolidated financial statements.

GREEN GLOBE INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended March 31,
	2008	2007

Cash Flows from Operating Activities:
Net Loss	$(732,808)	$(969,395)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Amortization	13,666	13,666
Depreciation	2,574	2,574
Stock issued for services	99,500	15,000
Stock issued for compensation	38,000
Settlement costs on conversion of debt	279,000	828,800
Minority Loss	(20,880)	-
Disposal of assets	173,997	-
Decrease in other current liabilities	(12,000)	-
Decrease in prepaid expense		19,779
Increase in accounts payable	31,463	966
Net Cash Used by Operating Activities	(127,488)	(88,610)
Cash Flows Used by Investing Activities:
Purchase of equipment	-	(6,138)
Net Cash Used by Investing Activities	-	(6,138)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	102,000
Proceeds from credit line	127,246	-
Net Cash from Financing Activities	127,246	102,000
Increase (Decrease) in Cash	(242)	7,252
Cash and Cash Equivalents at Beginning of Period	523	49
Cash and Cash Equivalents at End of Period	$281	$7,301
Non-Cash Investing and Financing Activities:
Stock issued on extinguishment of debt	$171,000	$190,000
The accompanying notes are an integral part of these consolidated financial statements.

GREEN GLOBE INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of Green Globe International, Inc. and its subsidiaries is presented to assist in understanding the Company's interim unaudited consolidated financial statements. The interim consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim unaudited consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Organization and Business Activities

On January 25, 2005 the Company's Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company was required to maintain at least 70% of its assets invested in "eligible portfolio companies."  On February 1, 2005 the Company changed its name to GTREX Capital, Inc to properly reflect the nature if its business.

On November 16, 2006, the Company’s shareholders voted to withdraw the Company’s BDC election and cease operating as an investment company.  The decision to withdraw the BDC election was prompted principally to allow the Company to focus its operations and finances on bringing the Global Travel Exchange product to market.  On November 16, 2006, the Company filed Form N-54C to formally withdraw its BDC election.  As a result, the accompanying interim consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Practices for an operating company.

 During the quarter ended March 31, 2008, the Company purchased a total of 88% Green Globe, Ltd., a British company that owns the Green Globe brand, the premier international brand for sustainable travel, tourism and related green businesses, through a securities purchase and share exchange agreement with two principal shareholders and two minority shareholder.  The Company anticipates using Green Globe, Ltd. as the flagship brand under which the Company’s travel oriented software solution would operate.  Accordingly, the Company changed its name to Green Globe International, Inc. to reflect the nature of the Company’s more global operating plan.  As a result of the acquisition of the Green Globe brand, the company expects to evaluate and potentially execute joint ventures, licensing agreements, partnerships, acquisitions and transactions that will spread the use of the brand and generate revenues for the company. Additional flexibility in the company's capital stock structure is expected to allow the company to entertain numerous opportunities to execute its global business strategy.  The Company expects to purchase the remaining 12% of Green Globe, Ltd., which would be positioned as a wholly owned subsidiary of the Company.  On February 29, 2008 the Company filed a Certificate of Amendment to the Articles of Incorporation with the state of Delaware to change the name of the Company to Green Globe International, Inc.

On March 3, 2008 the Company's Board of Directors determined that it was in the best interest of the Company to implement a 1 for 100 reverse split of the Company's Common Stock and to decrease the authorized Common Stock from 10 billion to 5 billion. On the same date, the Company filed a Certificate of Amendment to the Articles of Incorporation with the state of Delaware to implement a 1 for 100 reverse split effective March 10, 2008 and to decrease the Company's authorized Common Stock from 10 billion to 5 billion.  All references to common stock in these notes to consolidated financial statements and the accompanying financial statements have been adjusted to reflect the reverse split for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of Green Globe International, Inc., Global Travel Exchange, Inc., and Green Globe, Ltd. All material intercompany accounts and transactions have been eliminated in the consolidation.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from its inception through March 31, 2008.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.   The Company’s auditors have expressed a going concern opinion associated with the Company’s consolidated financial statements for the year ended December 31, 2007.  The Company will be required to raise addition capital through the issuance of either debt or equity securities in order to sustain operations for the coming year.

NOTE 3 – OTHER ASSETS

Other assets consist of an investment of $50,000 in IP technology and software licenses of $195,407, net of amortization.  Both assets are held by the Company’s wholly-owned subsidiary, Global Travel Exchange (“GTE”), and enable the proper functioning of the GTE travel software for booking and billing travel transactions.

NOTE 4 – CREDIT LINE

As of March 31, 2008, the Company owed $155,246 under a credit line payable to Sequoia International.  The credit line bears interest at the rate of 8% per annum and is past due.

NOTE 5 – LONG TERM LIABILITIES

In connection with the Company’s acquisition of eighty eight percent (88%) interest in Green Globe, Ltd. during the quarter ended March 31, 2008, the Company agreed to the assumption of $2,167,152 in notes payable owed by Green Globe, Ltd.  The notes are owed to various parties, bear no interest and are past due.

NOTE 6 –  SETTLEMENT COSTS

On January 3, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on a delinquent debt of $121,000.   The settlement agreement provided for the Company to issue a total of 10,000,000 shares of common stock for full satisfaction and release of the obligation.  The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow is the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.

On March 21, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on delinquent debts totaling of $50,000.   The settlement agreement provided for the Company to issue a total of 50,000,000 shares of common stock for full satisfaction and release of the obligation.  The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  As of March 31, 2008, the shares had not yet been placed into the escrow account. As a result, the Company recorded a $250,000 stock payable.

The Company recorded settlement costs of $279,000 which represented the difference between the value of the shares issued and the amount of debt plus accrued interest.

NOTE 7 – LOSS ON DISPOSITON OF ASSETS

The Company recorded a loss on disposition of assets associated with the write down of assets held on the books of Green Globe, Ltd. at the time of acquisition.  Unable to locate the assets, a loss was recorded as of March 31, 2008.  The minority interest portion of the loss ($20,880) has been reflected as a reduction in the loss on the Income Statement.

NOTE 8 – STOCK TRANSACTIONS

During the quarter ended March 31, 2008, the Company entered into a Securities Purchase and Exchange Agreement to acquire eighty eight percent (88%) of the outstanding shares of Green Globe, Ltd. Under the terms of the Securities Purchase and Exchange Agreements, the Company issued 8,600,000 shares of restricted common stock and assumed note payable due to the multiple individuals totaling $2,075,615.  The Company recorded $254,058 in minority interest as a liability in the financial statements to reflect the minority allocation of the negative equity in Green Globe, Ltd.

On February 20, 2008, the Company entered into an Intellectual Property Purchase Agreement with Sustainable Tourism Development International, Inc. (“STDI”), an Australian Company, for the purchase of the Intellectual Property rights to the portal technologies designed and developed by STDI.  In connection with the Intellectual Property Purchase Agreement, the Company issued 5,000,000 of common stock to STDI.

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

During the quarter ended March 31, 2008, the Company issued a total of 5,374,757 shares for services of $99,500 provided by third parties and 3,000,000 shares were issued for compensation of officers valued at $38,000.

NOTE 9 – SUBSEQUENT EVENTS

On March 21, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on delinquent debts totaling of $50,000.   The settlement agreement provided for the Company to issue a total of 50,000,000 shares of common stock for full satisfaction and release of the obligation.  The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Subsequent to March 31, 2008, the Company issued 25,000,000 shares into the escrow account.

Subsequent to the quarter ended March 31, 2008, the Company issued a total of 11,925,478 shares for services of $39,205.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management.  Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing  approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

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

During the quarter ended March 31, 2008, the Company purchased a total of 88% Green Globe, Ltd., a British company that owns the Green Globe brand, the premier international brand for sustainable travel, tourism and related green businesses, through a securities purchase and share exchange agreement with two principal shareholders and two minority shareholder.  The Company anticipates using Green Globe, Ltd. as the flagship brand under which the Company’s travel oriented software solution would operate.  Accordingly, the Company changed its name to Green Globe International, Inc. to reflect the nature of the Company’s more global operating plan.  As a result of the acquisition of the Green Globe brand, the company expects to evaluate and potentially execute joint ventures, licensing agreements, partnerships, acquisitions and transactions that will spread the use of the brand and generate revenues for the company. Additional flexibility in the company's capital stock structure is expected to allow the company to entertain numerous opportunities to execute its global business strategy.  The Company expects to purchase the remaining 12% of Green Globe, Ltd., which would be positioned as a wholly owned subsidiary of the Company.

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

On March 3, 2008 the Company’s Board of Directors determined that it was in the best interest of the Company to implement a 1 for 100 reverse split of the Company’s Common Stock and to decrease the authorized Common Stock from 10 billion to 5 billion.  On the same date, the Company filed a Certificate of Amendment to the Articles of Incorporation with the state of Delaware to implement a 1 for 100 reverse split effective March 10, 2008 and to decrease the Company’s authorized Common Stock from 10 billion to 5 billion.  All stock numbers in this Form 10-Q and accompanying financial statements and notes have been adjusted to reflect the effects of the reverse split.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of March 31, 2008, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007.

Revenues

The Company reported no revenues for the three months ended March 31, 2008 compared to $2,000 for the three months ended March 31, 2008.  The revenues were generated by our wholly-own subsidiary, Global Travel Exchange, for direct connecting to the Voyager Network travel distribution platform, which provides a service that enables direct access to reservation systems of major travel suppliers.

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

Operating Expenses

Operating expenses were $316,293 for the three months ended March 31, 2008 compared to operating expenses of $142,595 for the three months ended March 31, 2007.  Current period operating expenses consisted principally of $121,000 in consulting fees and $79,901 in professional fees.

Other Income/(Loss)

Other income/(Loss) for the three months ended March 31, 2008 was ($437,393) as compared to ($828,800) for the three months ended March 31, 2007.  Current period loss consisted primarily of $173,997 in connection with the disposition of assets and settlement costs of $279,000 resulting from the issuance of stock to satisfy defaulted debt obligations.

Net Loss

The Company incurred a net loss of $732,808 or $(0.0144) per share for the three months ended March 31, 2008, compared to a loss of $969,395 or $(0.001) for the three months ended March 31, 2007.

Liquidity and Capital Resources

The Company’s financial statements present an  impairment in terms of liquidity. As of March 31, 2008 the Company had $696,987 in current liabilities which exceeded current assets by $692,956.  The Company has accumulated $11,551,581 of net operating losses through March 31, 2008 which may be used to reduce taxes in future years through 2028.  As of March 31, 2008, the Company has received $155,246 under a line of credit provided by Sequoia International, Inc.  The line of credit is past due and bears interest at eight percent (8%) per annum. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  The Company's strategy during the year ending December 31, 2008 consists of remaining focused on acquiring technology companies, staying updated on distribution technology and acquiring new clients.  Management believes the Company will soon be able to generate revenues to assist in covering its operating costs through the acquisition of Green Globe, Ltd.

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

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOURES ABOUT MARKET RISK

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the 2007 fiscal year was $1,301,861 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

We Will Need to Raise Additional Capital to Finance Operations

Our operations have relied almost entirely on external financing to fund our operations.  Such financing has historically come from a combination of borrowings and from the sale of common stock and assets to third parties.  We will need to raise additional capital to fund our anticipated operating expenses and future expansion.  Among other things, external financing will be required to cover our operating costs.  We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders.  Our inability to obtain adequate financing will result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our December 31, 2007 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

There is no Assurance of Continued Public Trading Market and Being a Low Priced Security may Affect the Market Value of Our Stock

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Steven Peacock, our Chief Executive Officer.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Peacock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 4(T). CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

The management of Green Globe International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of March 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1. A.            Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, the Company entered into a Securities Purchase and Exchange Agreement to acquire eighty eight percent (88%) of the outstanding shares of Green Globe, Ltd. Under the terms of the Securities Purchase and Exchange Agreements, the Company issued 8,600,000 shares of restricted common stock and assumed note payable due to the multiple individuals totaling $2,075,615.

On February 20, 2008, the Company entered into an Intellectual Property Purchase Agreement with Sustainable Tourism Development International, Inc. (“STDI”), an Australian Company, for the purchase of the Intellectual Property rights to the portal technologies designed and developed by STDI.  In connection with the Intellectual Property Purchase Agreement, the Company issued 5,000,000 of common stock to STDI.

During the quarter ended March 31, 2008, the Company issued a total of 5,374,757 shares for services of $107,500 provided by third parties and 3,000,000 shares were issued for compensation of officers valued at $30,000.

On January 3, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on a delinquent debt of $121,000. The settlement agreement provided for the Company to issue a total of 10,000,000 shares of common stock for full satisfaction and release of the obligation.  The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow is the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.

On March 21, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on delinquent debts totaling of $50,000.   The settlement agreement provided for the Company to issue a total of 50,000,000 shares of common stock for full satisfaction and release of the obligation.  The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  As of March 31, 2008, the shares had not yet been placed into the escrow account.  Subsequent to March 31, 2008, the Company issued 25,000,000 shares into the escrow account.

Item 3.

Defaults Upon Senior Securities

As of March 31, 2008, the Company had the following debt obligations which are in default:

A line of credit of $155,246, payable to Sequoia International, Inc.

In connection with the Company’s acquisition of eighty eight percent (88%) interest in Green Globe, Ltd. during the quarter ended March 31, 2008, the Company agreed to the assumption of $2,167,152 in notes payable owed by Green Globe, Ltd.  The notes are owed to various parties, bear no interest and are past due.

Item 4.

Submission of Matters to Vote of Security Holders

On February 27, 2008, a Special Meeting of the Company’s shareholders was held where the following actions were taken by a majority vote of shareholders:

1) To amend the Company's Articles of Incorporation to change the name of the corporation to Green Globe International, Inc.; and

2) To amend the Company’s Articles of Incorporation to authorize ten billion thirty million (10,030,000,000) shares of capital stock of the Company, of which ten billion (10,000,000,000) shares will relate to Common Stock and thirty million (30,000,000) shares will relate to preferred stock, subject to further designation by the Board of Directors of the Company; and

3) To amend the Company’s Articles of Incorporation to effect a reverse split of the Company’s Common Stock at a ratio of up to one-for-two hundred during the nine month period following the date of the Special Meeting of Shareholders.

Item 5.

Other Information

None

Item 6.

Exhibits

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

Green Globe International, Inc. By: /s/ Steven Peacock Steven Peacock Interim President and Chief Executive Officer

Dated: May 19, 2008

EXHIBIT 31.1

Green Globe International, Inc.

a Delaware Corporation

SECTION 302

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Steven Peacock, President (Principal Executive Officer) certify that:

(1)   I have reviewed this Quarterly report on Form 10-Q of Green Globe International, Inc.;

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

Date: May 19, 2008

/s/ Steven Peacock

Steven Peacock

Interim President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.2

Green Globe International, Inc.

a Delaware Corporation

SECTION 302

CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER

I, Gary Nerison, certify that:

(1)   I have reviewed this Quarterly report on Form 10-Q of Green Globe International, Inc.;

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

Date: May 19, 2008

/s/ Gary Nerison

Gary Nerison

Treasurer (Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Steven Peacock, Interim President and Chief Executive Officer (Principal Executive Officer) of Green Globe International, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 19, 2008	/s/ Steven Peacock Steven Peacock Interim President and Chief Executive Officer (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Gary Nerison, Treasurer (Principal Accounting Officer) of Green Globe International, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 19, 2008	/s/ Gary Nerison Gary Nerison Treasurer (Principal Accounting Officer)