Form 10-Q
period 2008-06-30
GREEN GLOBE INTERNATIONAL, INC.
filed 2008-08-15
CIK 944020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

Commission file number 000-27487

GREEN GLOBE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

                  Delaware                                                                                      13-4171971

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 11, 2008, the issuer had 388,934,759 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

GREEN GLOBE INTERNATIONAL, INC. (formerly GTREX Capital, Inc.) Consolidated Balance Sheets
	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets
Cash	$-	$523
Accounts receivable	10,000	-
Deposits	3,750	4,750
Total Current Assets	13,750	5,273
Property and equipment, net of depreciation	17,205	22,353
Other Assets
Investment in Portal IP	50,000	-
Licenses, net of amortization	181,741	209,073
Total Other Assets	231,741	209,073
Total Assets	$262,696	$236,699
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Cash overdraft	$19	$-
Accounts payable	402,861	260,967
Related party payable	53,462	47,747
Customer deposits	6,000	-
Other Current Liabilities	2,302,446	-
Credit line	182,214	149,000
Total Current Liabilities	2,947,002	457,714
Minority interest	254,058	-
Total Liabilities	3,201,060	457,714
Stockholders' Equity(Deficit)
Preferred Stock, Authorized 100,000,000 Shares, $0.001 Par Value, 13,000,000 Shares Issued and Outstanding	-	-
Common Stock, Authorized 5,000,000,000 Shares, $0.0001 Par Value, 306,814,759 and 19,796,957 Shares Issued and Outstanding, respectively	30,682	1,980
Additional Paid in Capital	9,154,124	8,281,179
Stock Payable	178,000	-
Retained Deficit	(12,301,170)	(8,504,174)
Total Stockholders' Equity (Deficit)	(2,938,364)	(221,015)
Total Liabilities and Stockholders' Equity	$262,696	$236,699
The accompanying notes are an integral part of these consolidated financial statements

GREEN GLOBE INTERNATIONAL, INC.
(formerly GTREX Capital, Inc.)
Consolidated Statements of Operations
(Unaudited)
	For the Six Months Ended June 30,	For the Six Months Ended June 30,	For the Three Months Ended June 30,	For the Three Months Ended June 30,

	2008	2007	2008	2007
Revenues
Payment from agencies	$10,000	$2,000	$10,000	$-
Total Revenues	10,000	2,000	10,000	-
Operating Expenses
Administrative fees	75,000	75,000	37,500	37,500
Amortization expense	27,332	27,332	13,666	13,666
Consulting	127,500	16,500	6,500	7,500
Depreciation expense	5,147	5,147	2,573	2,573
Investor relations	20,755	9,695	9,773	4,560
Licenses expense	-	3,600	-	-
Payroll expense	-	41,000	-	23,000
Professional fees	245,854	153,975	165,953	105,850
Rent or lease expense	8,612	6,767	4,071	4,500
General & administrative expenses	182,079	16,523	135,948	13,828
Total Operating Expenses	692,279	355,539	375,984	212,977
Net Operating Loss	(682,279)	(353,539)	(365,984)	(212,977)
Other Income (Expense)
Interest expense	(8,605)	(34)	(8,605)	-
Disposition of assets	(173,997)	-	-	-
Forgiveness of debt	15,604	-	-	-
Settlements costs	(654,000)	(686,594)	(375,000)	142,206
Total Other Income (Expense)	(820,998)	(686,628)	(383,605)	142,206
Loss from Continuing Operations	(1,503,277)	(1,040,167)	(749,589)	(70,771)
Minority interest	20,880	10,000	-	10,000
Net Loss	$(1,482,397)	$(1,030,167)	$(749,589)	$(60,771)
Net Loss Per Share	$(0.01)	$(0.06)	$(0.01)	$(0.00)
Weighted Average Shares Outstanding	159,497,110	16,272,700	99,025,978	19,607,642
The accompanying notes are an integral part of these consolidated financial statements.

GREEN GLOBE INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (formerly GTREX Capital, Inc.) (unaudited)
	For the Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(1,482,397)	$(1,030,167)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Amortization	27,332	27,332
Depreciation	5,147	5,147
Stock issued for services	130,705	-
Stock issued for compensation	93,000	15,000
Settlement costs on conversion of debt	654,000	686,594
Minority loss	(20,880)	-
Disposal of assets	173,997	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaid expense	1,000	19,779
Accounts Receivable	(10,000)	-
Increase (Decrease) in:
Other current liabilities	6,000	-
Accounts payable	92,340	46,077
Net Cash Used by Operating Activities	(329,756)	(230,238)
Cash Flows Used by Investing Activities:
Purchase of equipment	-	(6,137)
Net Cash Used by Investing Activities	-	(6,137)
Cash Flows from Financing Activities:
Increase in Cash Overdraft	19	-
Proceeds from issuance of common stock	-	244,206
Proceeds from credit line	329,214	-
Net Cash from Financing Activities	329,233	244,206
Increase (Decrease) in Cash	(523)	7,831
Cash and Cash Equivalents at Beginning of Period	523	49
Cash and Cash Equivalents at End of Period	$-	$7,880
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Common stock issued for services and compensation	$223,705	$-
Stock issued on extinguishment of debt	$320,000	$190,000
The accompanying notes are an integral part of these consolidated financial statements.

GREEN GLOBE INTERNATIONAL, INC.

(formerly GTREX Capital, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2008

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of Green Globe International, Inc. and its subsidiaries is presented to assist in understanding the Company's interim unaudited consolidated financial statements. The interim consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim unaudited consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes , by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Green Globe International, Inc., Global Travel Exchange, Inc., and Green Globe, Ltd. All material intercompany accounts and transactions have been eliminated in the consolidation.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from its inception through June 30, 2008.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.   The Company’s auditors have expressed a going concern opinion associated with the Company’s consolidated financial statements for the year ended December 31, 2007.  The Company will be required to raise addition capital through the issuance of either debt or equity securities in order to sustain operations for the coming year.

NOTE 3 – OTHER ASSETS

Other assets consist of an investment of $50,000 in IP technology and software licenses of $181,741, net of amortization.  Both assets are held by the Company’s wholly-owned subsidiary, Global Travel Exchange (“GTE”), and enable the proper functioning of the GTE travel software for booking and billing travel transactions.

NOTE 4 – CREDIT LINE

As of June 30, 2008, the Company owed $182,214 under a credit line payable to Sequoia International.  The credit line bears interest at the rate of 8% per annum and is past due.

NOTE 5 – LONG TERM LIABILITIES

In connection with the Company’s acquisition of eighty eight percent (88%) interest in Green Globe, Ltd. during the quarter ended March 31, 2008, the Company agreed to the assumption of $2,302,446 in notes payable and accounts payable owed by Green Globe, Ltd.  The notes are owed to the  founders, bear no interest and are past due.

NOTE 6 –  SETTLEMENT COSTS

On March 21, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on delinquent debts totaling of $50,000.  The settlement agreement provided for the Company to issue a total of 50,000,000 shares of common stock for full satisfaction and release of the obligation. These shares will be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.  During the quarter ended June 30, 2008, 50,000,000 shares were issued and placed in escrow account.

On May 15, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on delinquent debts totaling of $125,000.   The settlement agreement provided for the Company to issue a total of 250,000,000 shares of common stock for full satisfaction and release of the obligation. These shares will be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.  During the quarter ended June 30, 2008, 161,000,000 shares were issued and placed in escrow account. As a result, the Company recorded a $178,000 stock payable.

The Company recorded settlement costs of $375,000 which represented the difference between the value of the shares issued and the amount of debt plus accrued interest.

NOTE 7 – LOSS ON DISPOSITION OF ASSETS

The Company recorded a loss on disposition of assets associated with the write down of assets held on the books of Green Globe, Ltd. at the time of acquisition.  Unable to locate the assets, a loss was recorded as of June 30, 2008.  The minority interest portion of the loss ($20,880) has been reflected as a reduction in the loss on the Income Statement.

NOTE 8 – STOCK TRANSACTIONS

During the quarter ended June 30, 2008, the Company satisfied back compensation amounting to $8,000 due to a former officer and director through the issuance of 10,000,000 shares of common stock issued pursuant to a form S-8 registration.  In addition, 10,000,000 shares were issued under Form S-8 to consultants for services valued at $12,000.

During the quarter ended June 30, 2008, the Company issued a total of 5,068,333 shares for services valued at $15,205 provided by a third party and 18,974,712 shares were issued for compensation of officers and directors valued at $75,000.  The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

On March 21, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on delinquent debts totaling of $50,000.  The settlement agreement provided for the Company to issue a total of 50,000,000 shares of common stock for full satisfaction and release of the obligation. These shares will be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow is the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.  During the quarter ended June 30, 2008, 50,000,000 shares were issued and placed in escrow account to satisfy this transaction.

On May 15, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on delinquent debts totaling of $125,000.   The settlement agreement provided for the Company to issue a total of 250,000,000 shares of common stock for full satisfaction and release of the obligation. These shares will be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow is the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.  During the quarter ended June 30, 2008, 161,000,000 shares were issued and placed in escrow account. As a result, the Company recorded a $178,000 stock payable.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2008, the Company issued 3,120,000 shares for services valued at $6,240, 9,000,000 shares were issued for officer and director compensation valued at $22,500 and 4,000,000 shares were issued for debt reduction of $10,000. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

On May 15, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on delinquent debts totaling of $125,000. The settlement agreement provided for the Company to issue a total of 250,000,000 shares of common stock for full satisfaction and release of the obligation. These shares will be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.  As of June 30, 2008, 161,000,000 shares were issued and placed in escrow account and subsequent to June 30, 2008, 66,000,000 shares were issued and placed in escrow account.

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

Green Globe, Ltd., a British company, owns the Green Globe brand, the premier international brand for sustainable travel, tourism and related green businesses. The Company will promote and protect the Green Globe brand and expand its use by businesses, communities and other entities through the execution of joint ventures, licensing agreements, partnerships, acquisitions and transactions that will spread the use of the brand and generate revenues for the company.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of June 30, 2008, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Three months ended June 30, 2008 compared to three months ended June 30, 2007.

Revenues

The Company reported $10,000 in revenues for the three months ended June 30, 2008 compared to no revenues for the three months ended June 30, 2007.  The revenues were generated by our wholly-own subsidiary, Global Travel Exchange, for direct connecting to the Voyager Network travel distribution platform, which provides a service that enables direct access to reservation systems of major travel suppliers.

The Company has not yet established revenues to cover its operating costs.  The Company's strategy during the year ending December 31, 2008 consists of remaining focused on acquiring technology companies, staying updated on distribution technology and acquiring new clients.   Management believes the Company will soon be able to generate revenues to assist in covering its operating costs through the acquisition of Green Globe, Ltd. and the promotion of the Green Globe brand around the world.

Operating Expenses

Operating expenses were $375,984 for the three months ended June 30, 2008 compared to operating expenses of $212,977 for the three months ended June 30, 2007.  Current period operating expenses consisted principally of $173,448 in general and administrative expenses/fees and $165,953 in professional fees.

Other Income/(Loss)

Other income/(loss) for the three months ended June 30, 2008 was ($383,605) as compared to $142,206 for the three months ended June 30, 2007.  Current period loss consisted primarily of $375,000 in settlement costs resulting from the issuance of stock to satisfy defaulted debt obligations.

Net Loss

The Company incurred a net loss of $749,589 or $(0.01) per share for the three months ended June 30, 2008, compared to a loss of $60,771 or $(0.00) for the three months ended June 30, 2007.

Six months ended June 30, 2008 compared to six months ended June 30, 2007.

Revenues

The Company reported $10,000 in revenues for the six months ended June 30, 2008 compared to $2,000 in revenues for the six months ended June 30, 2007.  The revenues were generated by our wholly-own subsidiary, Global Travel Exchange, for direct connecting to the Voyager Network travel distribution platform, which provides a service that enables direct access to reservation systems of major travel suppliers.

Operating Expenses

Operating expenses were $692,279 for the six months ended June 30, 2008 compared to operating expenses of $355,539 for the six months ended June 30, 2007.  Current period operating expenses consisted principally of $127,500 in consulting fees, $257,079 in general and administrative expenses/fees and $245,854 in professional fees.

Other Income/(Loss)

Other income/(loss) for the six months ended June 30, 2008 was ($820,998) as compared to ($686,628) for the six months ended June 30, 2007.  Current period loss consisted primarily of $173,997 in connection with the disposition of assets and settlement costs of $654,000 resulting from the issuance of stock to satisfy defaulted debt obligations.

Net Loss

The Company incurred a net loss of $1,482,397 or $(0.01) per share for the six months ended June 30, 2008, compared to a loss of $1,030,167 or $(0.06) for the six months ended June 30, 2007.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of June 30, 2008 the Company had $2,947,002 in current liabilities which exceeded current assets by $2,933,252.  The Company has accumulated $12,301,170 of net operating losses through June 30, 2008 which may be used to reduce taxes in future years through 2028.  As of June 30, 2008, the Company has received $182,214 under a line of credit provided by Sequoia International, Inc.  The line of credit is past due and bears interest at eight percent (8%) per annum. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  The Company's strategy during the year ending December 31, 2008 consists of remaining focused on staying updated on distribution technology and acquiring new clients. Management further believes the Company will soon be able to generate revenues to assist in covering its operating costs through the acquisition of Green Globe, Ltd. and the promotion of the Green Globe brand around the world.

In order to implement the above strategy, the Company will be required to raise additional capital in the coming twelve months since cash flows from operations are insufficient to sustain the current level of operations. Management is exploring multiple sources for raising such capital including the use of both debt and equity financing and licensing contracts.  However, there are currently no definite plans or commitment for raising adequate capital to both sustain operations and implement the business plan.  If the Company is unable to obtain sufficient capital on favorable terms, there is substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

On November 6, 2007, the Company received notice of claim for $46,850 from Christopher Berlandier, its former Chief Executive Officer and Chairman of the Board of Directors, regarding alleged past wages due for salary and consulting services.  During the quarter ended June 30, 2008, a compromise and settlement has been agreed between the company and Christopher Berlandier.  Pursuant to this Agreement and understanding, the company commenced paying regular, periodic installment payments in June 2008 in an effort to retire and satisfy this obligation within a year.  This restructured payment schedule is presently current, and the next payment is not due until mid-August.

On March 21, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on delinquent debts totaling of $50,000.  The settlement agreement provided for the Company to issue a total of 50,000,000 shares of common stock for full satisfaction and release of the obligation. These shares will be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.  During the quarter ended June 30, 2008, 50,000,000 shares were issued and placed in escrow account to satisfy this transaction.

On May 15, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on delinquent debts totaling of $125,000. The settlement agreement provided for the Company to issue a total of 250,000,000 shares of common stock for full satisfaction and release of the obligation. These shares will be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.  As of June 30, 2008, 161,000,000 shares were issued and placed into the escrow account and subsequent to June 30, 2008, 66,000,000 shares were issued and placed in escrow account.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2008, the Company satisfied back compensation amounting to $8,000 due to a former officer and director through the issuance of 10,000,000 shares of common stock issued pursuant to a form S-8 registration.  In addition, 10,000,000 shares were issued under Form S-8 to consultants for services valued at $12,000.

During the quarter ended June 30, 2008, the Company issued a total of 5,068,333 shares for services valued at $15,205 provided by a third party and 18,974,712 shares were issued for compensation of officers valued at $75,000.  The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

On March 21, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on delinquent debts totaling of $50,000.  The settlement agreement provided for the Company to issue a total of 50,000,000 shares of common stock for full satisfaction and release of the obligation. These shares will be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.  During the quarter ended June 30, 2008, 50,000,000 shares were issued and placed in escrow account to satisfy this transaction.

On May 15, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on delinquent debts totaling of $125,000. The settlement agreement provided for the Company to issue a total of 250,000,000 shares of common stock for full satisfaction and release of the obligation. These shares will be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.  As of June 30, 2008, 161,000,000 shares were issued and placed into the escrow account and subsequent to June 30, 2008, the remaining 66,000,000 shares were issued and placed in an escrow account to satisfy this transaction.

Item 3.

Defaults Upon Senior Securities

As of June 30, 2008, the Company had the following debt obligations which are in default:

A line of credit of $182,214, payable to Sequoia International, Inc.

In connection with the Company’s acquisition of eighty eight percent (88%) interest in Green Globe, Ltd. during the quarter ended March 31, 2008, the Company agreed to the assumption of $2,302,446 in accounts payable and notes payable owed by Green Globe, Ltd.  The notes are owed to the founders, bear no interest and are past due.

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

.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2008

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

Date: August 13, 2008

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

Date: August 13, 2008

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

1.

the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2008	/s/ Steven Peacock Steven Peacock Interim President and Chief Executive Officer (Principal Executive Officer)

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

1.

the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2008	/s/ Gary Nerison Gary Nerison Treasurer (Principal Accounting Officer)