Form 10-Q
period 2008-09-30
GREEN GLOBE INTERNATIONAL, INC.
filed 2008-11-14
CIK 944020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Commission file number 000-27487

GREEN GLOBE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

                  Delaware                                                                                      13-4171971

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 7, 2008, the issuer had 1,084,396,233 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

GREEN GLOBE INTERNATIONAL, INC. (formerly GTREX Capital, Inc.) Consolidated Balance Sheets
	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets
Cash	$83	$523
Deposits	3,750	4,750
Total Current Assets	3,833	5,273
Property and equipment, net of depreciation	14,632	22,353
Other Assets
Investment in Portal IP	50,000	-
Licenses, net of amortization	168,076	209,073
Total Other Assets	218,076	209,073
Total Assets	$236,541	$236,699
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$441,684	$260,967
Related party payable	53,462	47,747
Other Current Liabilities	2,291,946	-
Credit line	308,181	149,000
Total Current Liabilities	3,095,273	457,714
Minority interest	254,058	-
Total Liabilities	3,349,331	457,714
Stockholders' Equity (Deficit)
Preferred Stock, Authorized 100,000,000 Shares, $0.001 Par Value, No Shares Issued and Outstanding	-	-
Common Stock, Authorized 5,000,000,000 Shares, $0.0001 Par Value, 671,972,222 and 19,796,957 Shares Issued and Outstanding, respectively	67,197	1,980
Additional Paid in Capital	9,557,349	8,281,179
Stock Payable	196,500	-
Retained Deficit	(12,933,836)	(8,504,174)
Total Stockholders' Equity (Deficit)	(3,112,790)	(221,015)
Total Liabilities and Stockholders' Equity	$236,541	$236,699
The accompanying notes are an integral part of these consolidated financial statements

GREEN GLOBE INTERNATIONAL, INC. (formerly GTREX Capital, Inc.)
Consolidated Statements of Operations
(Unaudited)
	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	For the Three Months Ended September 30,	For the Three Months Ended September 30,

	2008	2007	2008	2007
Revenues
Payment from agencies	$15,361	$2,000	$5,361	$-
Commissions	94	-	94	-
Total Revenues	15,455	2,000	5,455	-
Operating Expenses
Administrative fees	112,500	112,500	37,500	37,500
Amortization expense	40,998	40,998	13,666	13,666
Consulting	138,240	22,500	10,740	6,000
Depreciation expense	7,721	7,721	2,574	2,574
Investor relations	30,975	16,937	10,220	7,242
Licenses expense	-	3,600	-	-
Payroll expense	-	59,000	-	18,000
Professional fees	502,737	209,738	256,883	55,763
Rent or lease expense	9,937	11,186	1,325	4,419
General & administrative expenses	233,490	25,451	51,411	8,928
Total Operating Expenses	1,076,598	509,631	384,319	154,092
Net Operating Loss	(1,061,143)	(507,631)	(378,864)	(154,092)
Other Income (Expense)
Interest expense	(13,707)	(187)	(5,102)	(153)
Disposition of assets	(173,997)	-	-	-
Forgiveness of debt	15,604	-	-	-
Settlements costs	(902,700)	(686,594)	(248,700)	-
Total Other Income (Expense)	(1,074,800)	(686,781)	(253,802)	(153)
Loss from Continuing Operations	(2,135,943)	(1,194,412)	(632,666)	(154,245)
Minority interest	20,880	10,000	-	-
Net Loss	$(2,115,063)	$(1,184,412)	$(632,666)	$(154,245)
Net Loss Per Share	$(0.01)	$(0.07)	$(0.00)	$(0.01)
Weighted Average Shares Outstanding	201,318,600	17,410,795	430,715,294	19,649,875
The accompanying notes are an integral part of these consolidated financial statements.

GREEN GLOBE INTERNATIONAL, INC. Consolidated Statements of Cash Flows (formerly GTREX Capital, Inc.) (unaudited)
	For the Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(2,115,063)	$(1,194,412)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Amortization	40,997	40,998
Depreciation	7,721	7,721
Stock issued for services	156,000	18,000
Stock issued for compensation	215,946	-
Settlement costs on conversion of debt	902,700	686,594
Minority Interest	(20,880)	10,000
Disposal of assets	173,997	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaid expense	1,000	19,779
Accounts Receivable	-	-
Increase (Decrease) in:
Other current liabilities	-	-
Accounts payable	130,661	70,852
Net Cash Used by Operating Activities	(506,921)	(340,468)
Cash Flows Used by Investing Activities:
Purchase of equipment	-	(6,137)
Net Cash Used by Investing Activities	-	(6,137)
Cash Flows from Financing Activities:
Increase in Cash Overdraft	-	1,850
Payment on line of credit	(10,000)	-
Proceeds from issuance of common stock	-	244,206
Proceeds from credit line	516,481	100,500
Net Cash from Financing Activities	506,481	346,556
Increase (Decrease) in Cash	(440)	(49)
Cash and Cash Equivalents at Beginning of Period	523	49
Cash and Cash Equivalents at End of Period	$83	$-
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Common stock issued for services and Compensation	$371,945	$-
Stock issued on extinguishment of debt	$381,300	$190,000
The accompanying notes are an integral part of these consolidated financial statements.

GREEN GLOBE INTERNATIONAL, INC.

(formerly GTREX Capital, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2008

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of Green Globe International, Inc. and its subsidiaries is presented to assist in understanding the Company's interim unaudited consolidated financial statements. The interim consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim unaudited consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

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

On November 16, 2006, the Company’s shareholders voted to withdraw the Company’s BDC election and cease operating as an investment company.  The decision to withdraw the BDC election was prompted principally to allow the Company to focus its operations and finances on bringing the Global Travel Exchange product to market.  On November 16, 2006, the Company filed Form N-54C to formally withdraw its BDC election.  As a result, the accompanying interim consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for an operating company.

 During the quarter ended March 31, 2008, the Company purchased a total of 88% of Green Globe, Ltd., a British company that owns the Green Globe brand, the premier international brand for sustainable travel, tourism and related green businesses, through a securities purchase and share exchange agreement with two principal shareholders and two minority shareholders.  The Company anticipates using Green Globe, Ltd. as the flagship brand under which the Company’s travel oriented software solution would operate.  Accordingly, the Company changed its name to Green Globe International, Inc. to reflect the nature of the Company’s more global operating plan.  As a result of the acquisition of the Green Globe brand, the company expects to evaluate and potentially execute joint ventures, licensing agreements, partnerships, acquisitions and transactions that will spread the use of the brand and generate revenues for the company. Additional flexibility in the company's capital stock structure is expected to allow the company to entertain numerous opportunities to execute its global business strategy.  The Company expects to purchase the remaining 12% of Green Globe, Ltd., which would be positioned as a wholly owned subsidiary of the Company.  On February 29, 2008 the Company filed a Certificate of Amendment to the Articles of Incorporation with the state of Delaware to change the name of the Company to Green Globe International, Inc.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from its inception through September 30, 2008.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.   The Company’s auditors have expressed a going concern opinion associated with the Company’s consolidated financial statements for the year ended December 31, 2007.  The Company will be required to raise addition capital through the issuance of either debt or equity securities in order to sustain operations for the coming year.

NOTE 3 – OTHER ASSETS

Other assets consist of an investment of $50,000 in IP technology and software licenses of $168,076, net of amortization.  Both assets are held by the Company’s wholly-owned subsidiary, Global Travel Exchange (“GTE”), and enable the proper functioning of the GTE travel software for booking and billing travel transactions.

NOTE 4 – CREDIT LINE

As of September 30, 2008, the Company owed $308,181 under a credit line payable to Sequoia International.  The credit line bears interest at the rate of 8% per annum and is past due.

NOTE 5 – LONG TERM LIABILITIES

In connection with the Company’s acquisition of eighty eight percent (88%) interest in Green Globe, Ltd. during the quarter ended March 31, 2008, the Company agreed to the assumption of $2,302,446 in notes payable and accounts payable owed by Green Globe, Ltd.  The notes are owed to the various founders, bear no interest and are past due.

NOTE 6 – RELATED PARTY PAYABLE

As of September 30, 2008, the Company owed Bradley Cox, Charles Kao, Gary Nerison and Steven Peacock, officers and members of the board of directors, a total of $53,462 in past due compensation for service on the board of directors.

NOTE 7 – MINORITY INTEREST

In connection with the Company’s acquisition of eighty eight percent (88%) interest in Green Globe, Ltd. during the quarter ended March 31, 2008, the Company has recorded a minority interest of $254, 058. In addition, the Company recorded a loss on disposition of assets associated with the write down of assets held on the books of Green Globe, Ltd. at the time of acquisition.  The minority interest portion of the loss of ($20,880) has been reflected as a reduction in the loss on the Income Statement.

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

On May 15, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on delinquent debts totaling of $125,000.   The settlement agreement provided for the Company to issue a total of 250,000,000 shares of common stock. During the quarter ended June 30, 2008, the Company issued 161,000,000 shares and during the quarter ended September 30, 2008, the Company issued the remaining 89,000,000 shares to satisfy this transaction. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.  The Company recorded settlement costs of $375,000 which represented the difference between the value of the shares issued and the amount of debt plus accrued interest.

On August 21, 2008, the Company entered into a Settlement Agreement with Sequoia International, Inc., which had purchased a note payable from Elleipsis, Inc. on August 20, 2008.  Under the terms of the Elleipsis note payable, the Company was required to pay principal of $51,300 on August 7, 2008 to satisfy the note. The settlement agreement provided for the Company to issue a total of 500,000,000 shares of common stock. During the quarter ended September 30, 2008, the Company issued 172,500,000 shares and subsequent to the quarter ended September 30, 2008, the Company issued the remaining 327,500,000 shares to satisfy this transaction. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.  The Company recorded settlement costs of $248,700 which represented the difference between the value of the shares issued and the amount of debt.

During the quarter ended September 30, 2008, the Company issued a total of 7,120,000 shares for services valued at $16,204 provided by a third party, 48,615,385 shares valued at $79,000 for services provided by Omni Tourism, which Charles Kao is Chairman of the Board of Directors and 47,922,078 shares were issued for compensation of officers and directors valued at $63,000.  The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

NOTE 9 – LOSS ON DISPOSITON OF ASSETS

The Company recorded a loss on disposition of assets associated with the write down of assets held on the books of Green Globe, Ltd. at the time of acquisition.  Unable to locate the assets, a loss was recorded as of June 30, 2008.  The minority interest portion of the loss ($20,880) has been reflected as a reduction in the loss on the Income Statement.

NOTE 10 – SOFTWARE LICENSES

The Company has purchased several software licenses which are used as part of the Global Travel Exchange program.  The licenses are amortized over the anticipated useful life of the software which is seven years.  Licenses and accumulated amortization at September 30, 2008 are as follows:

2008
Software Licenses	$358,649
Less accumulated amortization	(190,573)

Licenses, net	$168,076

Total amortization expense was recorded as $13,666 for the three months ended September 30, 2008.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2008, the Company issued 327,500,000 shares of common stock. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

Subsequent to the quarter ended September 30, 2008, the Company issued a total of 66,227,273 shares of common stock valued at $24,000 for services provided by Sustainable Tourism Development International, Inc., which Terry DeLacy is a Managing Director and 18,696,738 shares of common stock valued at $3,740 in connection with the conversion of World Travel & Tourism Council’s Green Globe, Ltd. preference share conversion.  The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

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

During the quarter ended March 31, 2008, the Company purchased a total of 88% Green Globe, Ltd., a British company that owns the Green Globe brand, the premier international brand for sustainable travel, tourism and related green businesses, through a securities purchase and share exchange agreements with two principal shareholders and two minority shareholders.  The Company anticipates using Green Globe, Ltd. as the flagship brand under which the Company’s travel oriented software solution would operate.  Accordingly, the Company changed its name to Green Globe International, Inc. to reflect the nature of the Company’s more global operating plan.  As a result of the acquisition of the Green Globe brand, the company expects to evaluate and potentially execute joint ventures, licensing agreements, partnerships, acquisitions and transactions that will spread the use of the brand and generate revenues for the company. Additional flexibility in the company's capital stock structure is expected to allow the company to entertain numerous opportunities to execute its global business strategy.  The Company expects to purchase the remaining 12% of Green Globe, Ltd., which would be positioned as a wholly owned subsidiary of the Company.

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

Green Globe, Ltd., a British company, owns the Green Globe brand, the premier international brand for sustainable travel, tourism and related green businesses. The Company will promote and protect the Green Globe brand and expand its use by businesses, communities and other entities through the execution of joint ventures, licensing agreements, partnerships, acquisitions and transactions that will spread the use of the brand and generate revenues for the company

On March 3, 2008 the Company’s Board of Directors determined that it was in the best interest of the Company to implement a 1 for 100 reverse split of the Company’s Common Stock and to decrease the authorized Common Stock from 10 billion to 5 billion.  On the same date, the Company filed a Certificate of Amendment to the Articles of Incorporation with the state of Delaware to implement a 1 for 100 reverse split effective March 10, 2008 and to decrease the Company’s authorized Common Stock from 10 billion to 5 billion.  All stock numbers in this Form 10-Q and accompanying financial statements and notes have been adjusted to reflect the effects of the reverse split.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of September 30, 2008, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Three months ended September 30, 2008 compared to three months ended September 30, 2007.

Revenues

The Company reported $5,455 in revenues for the three months ended September 30, 2008 compared to no revenues for the three months ended September 30, 2007.  The revenues were generated by our wholly-own subsidiary, Global Travel Exchange, for direct connecting to the Voyager Network travel distribution platform, which provides a service that enables direct access to reservation systems of major travel suppliers.

The Company has not yet established revenues to cover its operating costs.  The Company's strategy during the next twelve months consists of remaining focused on acquiring technology companies, staying updated on distribution technology and acquiring new clients.   Management believes the Company will soon be able to generate revenues to assist in covering its operating costs through the acquisition of Green Globe, Ltd. and the promotion of the Green Globe brand around the world.

Operating Expenses

Operating expenses were $384,319 for the three months ended September 30, 2008 compared to operating expenses of $154,092 for the three months ended September 30, 2007.  Current period operating expenses consisted principally of $88,911 in general and administrative expenses/fees and $256,883 in professional fees.

Other Income/(Loss)

Other income/(loss) for the three months ended September 30, 2008 was ($253,802) as compared to ($153) for the three months ended September 30, 2007.  Current period loss consisted primarily of $248,700 in settlement costs resulting from the issuance of stock to satisfy defaulted debt obligations.

Net Loss

The Company incurred a net loss of $632,666 or $(0.00) per share for the three months ended September 30, 2008, compared to a loss of $154,245 or $(0.01) for the three months ended September 30, 2007.

Nine months ended September 30, 2008 compared to Nine months ended September 30, 2007.

Revenues

The Company reported $15,455 in revenues for the nine months ended September 30, 2008 compared to $2,000 in revenues for the nine months ended September 30, 2007.  The revenues were generated by our wholly-own subsidiary, Global Travel Exchange, for direct connecting to the Voyager Network travel distribution platform, which provides a service that enables direct access to reservation systems of major travel suppliers.

Operating Expenses

Operating expenses were $1,076,598 for the nine months ended September 30, 2008 compared to operating expenses of $509,631 for the nine months ended September 30, 2007.  Current period operating expenses consisted principally of $138,240 in consulting fees, $345,990 in general and administrative expenses/fees and $502,737 in professional fees.

Other Income/(Loss)

Other income/(loss) for the nine months ended September 30, 2008 was ($1,074,800) as compared to ($686,781) for the nine months ended September 30, 2007.  Current period loss consisted primarily of $173,997 in connection with the disposition of assets and settlement costs of $902,700 resulting from the issuance of stock to satisfy defaulted debt obligations.

Net Loss

The Company incurred a net loss of $2,115,063 or $(0.01) per share for the nine months ended September 30, 2008, compared to a loss of $1,184,412 or $(0.07) for the nine months ended September 30, 2007.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of September 30, 2008 the Company had $3,095,273 in current liabilities which exceeded current assets by $3,091,440.  The Company has accumulated $12,933,836 of net operating losses through September 30, 2008 which may be used to reduce taxes in future years through 2028.  As of September 30, 2008, the Company has received $308,181 under a line of credit provided by Sequoia International, Inc.  The line of credit is past due and bears interest at eight percent (8%) per annum. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  The Company's strategy during the next twelve months consists of remaining focused  on staying updated on distribution technology and acquiring new clients.   Management further believes the Company will soon be able to generate revenues to assist in covering its operating costs through the acquisition of Green Globe, Ltd. and the promotion of the Green Globe brand around the world.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

On November 6, 2007, the Company received notice of claim for $55,770 from Christopher Berlandier, its former Chief Executive Officer and Chairman of the Board of Directors, regarding alleged past wages due for salary and consulting services.  During the quarter ended June 30, 2008, a compromise and settlement has been agreed between the company and Christopher Berlandier.  Monthly payments of $5,000 per month have been paid regularly since the settlement agreement was entered into between the Company and Mr. Berlandier.  Due to unforseen cash requirements on the Company, the payment due for October 2008 has not yet been paid, and Mr. Berlandier has filed a Request for Entry of Judgment against the company.  The company still intends to make periodic payments to this creditor when resources permit until this obligation has been fully satisfied.

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

On May 15, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on delinquent debts totaling of $125,000.   The settlement agreement provided for the Company to issue a total of 250,000,000 shares of common stock. During the quarter ended June 30, 2008, the Company issued 161,000,000 shares and during the quarter ended September 30, 2008, the Company issued the remaining 89,000,000 shares to satisfy this transaction. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.  The Company recorded settlement costs of $375,000 which represented the difference between the value of the shares issued and the amount of debt plus accrued interest.

On August 21, 2008, the Company entered into a Settlement Agreement with Sequoia International, Inc., which had purchased a note payable from Elleipsis, Inc. on August 20, 2008.  Under the terms of the Elleipsis note payable, the Company was required to pay principal of $51,300 on August 7, 2008 to satisfy the note. The settlement agreement provided for the Company to issue a total of 500,000,000 shares of common stock. During the quarter ended September 30, 2008, the Company issued 172,500,000 shares and subsequent to the quarter ended September 30, 2008, the Company issued the remaining 327,500,000 shares to satisfy this transaction. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2008, the Company agreed to settlement terms with Sequoia International, Inc. on delinquent debts totaling of $125,000.   The settlement agreement provided for the Company to issue a total of 250,000,000 shares of common stock. During the quarter ended June 30, 2008, the Company issued 161,000,000 shares and during the quarter ended September 30, 2008, the Company issued the remaining 89,000,000 shares to satisfy this transaction. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.  The Company recorded settlement costs of $375,000 which represented the difference between the value of the shares issued and the amount of debt plus accrued interest.

On August 21, 2008, the Company entered into a Settlement Agreement with Sequoia International, Inc., which had purchased a note payable from Elleipsis, Inc. on August 20, 2008.  Under the terms of the Elleipsis note payable, the Company was required to pay principal of $51,300 on August 7, 2008 to satisfy the note. The settlement agreement provided for the Company to issue a total of 500,000,000 shares of common stock. During the quarter ended September 30, 2008, the Company issued 172,500,000 shares and subsequent to the quarter ended September 30, 2008, the Company issued the remaining 327,500,000 shares to satisfy this transaction. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.  The Company recorded settlement costs of $248,700 which represented the difference between the value of the shares issued and the amount of debt.

During the quarter ended September 30, 2008, the Company issued a total of 7,120,000 shares for services valued at $16,204 provided by a third party, 48,615,385 shares valued at $79,000 for services provided by Omni Tourism, which Charles Kao is Chairman of the Board of Directors and 47,922,078 shares were issued for compensation of officers and directors valued at $63,000.  The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

Item 3.

Defaults Upon Senior Securities

As of September 30, 2008, the Company had the following debt obligations which are in default:

A line of credit of $308,181, payable to Sequoia International, Inc.

In connection with the Company’s acquisition of eighty eight percent (88%) interest in Green Globe, Ltd. during the quarter ended March 31, 2008, the Company recorded $2,291,946 in accounts payable and notes payable owed by Green Globe, Ltd.  The notes are owed to the founders, bear no interest and are past due.

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

Dated: November 14, 2008

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

Date: November 14, 2008

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

Date: November 14, 2008

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

1.

the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2008	/s/ Steven Peacock Steven Peacock Interim President and Chief Executive Officer (Principal Executive Officer)

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

1.

the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2008	/s/ Gary Nerison Gary Nerison Treasurer (Principal Accounting Officer)